Form 10QSB
period 2004-12-31
OC Financial Inc
filed 2005-03-25
CIK 1310273

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2004

                                       OR

              [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number 000-51209
                       ---------

                               OC FINANCIAL, INC.
        (Exact name of small business issuer as specified in its charter)

           Maryland                                            20-2111183
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)

6033 Perimeter Drive
Dublin, Ohio                                                     43017
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number, including area code (800) 687-6228.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [ ]   NO  [x]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

          Class                                    Outstanding at March 25, 2005
Common Stock,  $.01 Par Value                                 None

           Transitional Small Business Disclosure Format YES [ ] NO [x]

                               OC FINANCIAL, INC.

                          Form 10-QSB Quarterly Report

                                Table of Contents


                                     PART I.

                                                                     Page Number

Item 1.  Financial Statements .............................................    1
Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................    7
Item 3.  Controls and Procedures...........................................   15

                                    PART II.

Item 1.  Legal Proceedings.................................................   16
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......   16
Item 3.  Defaults Upon Senior Securities...................................   16
Item 4.  Submission of Matters to a Vote of Security Holders...............   16
Item 5.  Other Information.................................................   16
Item 6.  Exhibits..........................................................   16

Signature Page ............................................................   17




OC Financial, Inc. is the proposed holding company for Ohio Central Savings. All financial statements and related Management's Discussion and Analysis are those of Ohio Central Savings. The financial statements of OC Financial, Inc. have been omitted because OC Financial, Inc. has not yet issued any stock, has no assets and no liabilities, and has not conducted any business other than of an organizational nature.


                           PART I: FINANCIAL INFORMATION; Item 1

                                    OHIO CENTRAL SAVINGS
                                CONSOLIDATED BALANCE SHEETS
                          December 31, 2004 and September 30, 2004

-----------------------------------------------------------------------------------------

                                                            December 31,   September 30,
                                                                2004            2004
                                                                ----            ----
                                                             (UNAUDITED)
ASSETS

Cash and due from financial institutions                    $    631,612    $    665,049
Federal funds sold                                             2,168,000       3,820,000
                                                            ------------    ------------
     Total cash and cash equivalents                           2,799,612       4,485,049
Investment in mutual funds                                             0          58,196
Certificates of deposit in other financial institutions           99,000          99,000
Securities held to maturity (fair value:
12/31/04 - $26,288,300; 9/30/04 - $22,961,177)                26,333,628      22,970,895
Federal Home Loan Bank stock                                     696,200         688,900
Loans, net of allowance of $226,217 at December 31,
   2004 and $230,585 at September 30, 2004                    25,243,149      26,104,278
Loans held for sale                                              624,389          92,296
Premises and equipment, net                                      737,652         732,892
Accrued interest receivable                                      210,859         181,177
Prepaid expenses                                                  63,731          70,627
Other assets                                                     207,303          84,072
                                                            ------------    ------------
     Total assets                                           $ 57,015,523    $ 55,567,382
                                                            ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
     Savings deposits                                       $ 13,604,235    $ 13,687,434
     Demand deposits                                           6,543,111       6,838,187
     Money market deposits                                     3,320,033       3,007,420
     Time deposits                                             9,237,164       8,727,589
                                                            ------------    ------------
       Total deposits                                         32,704,543      32,260,630
Federal Home Loan Bank advances                               17,700,000      16,450,000
Payments collected on loans sold                               1,886,569       1,946,878
Accrued interest payable                                          69,891          67,342
Drafts in process                                                648,431         798,860
Other liabilities                                                288,710         289,242
                                                            ------------    ------------
     Total liabilities                                        53,298,144      51,812,952

Commitments and contingent liabilities (Note 12)

Common stock, $0.01 par value; 1,000
   shares authorized, issued and outstanding                          10              10
Additional paid-in capital                                       274,990         274,990
Retained earnings                                              3,442,379       3,479,430
                                                            ------------    ------------
     Total shareholders' equity                                3,717,379       3,754,430
                                                            ------------    ------------

     Total liabilities and shareholders' equity             $ 57,015,523    $ 55,567,382
                                                            ============    ============

     See accompanying notes to consolidated financial statements.

                                             1

                                     OHIO CENTRAL SAVINGS
                              CONSOLIDATED STATEMENTS OF INCOME
                    For the Three Months Ended December 31, 2004 and 2003
                                         (Unaudited)


                                                           For the three       For the three
                                                           months ended        months ended
                                                           December 31,        December 31,
                                                               2004               2003
                                                               ----               ----
INTEREST INCOME
     Loans, including fees                                 $      355,914    $       420,591
     Securities and other investments                             278,045            249,204
     Federal funds sold and other                                   9,544              2,098
                                                           --------------    ---------------
                                                                  643,503            671,893

INTEREST EXPENSE
     Deposits                                                     134,846            130,522
     Federal Home Loan Bank advances                              200,347            188,587
                                                           --------------    ---------------
                                                                  335,193            319,109
                                                           --------------    ---------------

NET INTEREST INCOME                                               308,310            352,784
Provision for loan losses                                               0             15,000
                                                           --------------    ---------------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                                     308,310            337,784

NONINTEREST INCOME
     Service charges and other deposit fees                        92,543             99,514
     Gain on loan sales                                            18,718            104,075
     Income from servicing of loans                                31,960             32,538
     Visa and ATM interchange income                               20,311             16,721
     Other                                                         28,337              8,857
                                                           --------------    ---------------
                                                                  191,869            261,705

NONINTEREST EXPENSE
     Compensation and benefits                                    295,749            293,637
     Occupancy and equipment                                       27,455             28,773
     Depreciation and amortization                                 29,245             27,995
     Computer processing expense                                   20,019             24,729
     VISA and ATM expense                                          28,573             21,305
     Bank service charges                                          20,116             17,232
     Collection and loan expense                                    8,513              8,054
     Advertising and promotion                                     30,550             45,614
     Other insurance premiums                                       5,009              8,662
     Professional and supervisory fees                             27,023             10,768
     State franchise tax expense                                   11,550              8,503
     Other                                                         53,110             58,385
                                                           --------------    ---------------
                                                                  556,912            553,658
                                                           --------------    ---------------

INCOME (LOSS) BEFORE INCOME TAXES                                 (56,733)            45,831

Income tax expense (benefit)                                      (19,682)            16,152
                                                           ---------------   ---------------

NET INCOME (LOSS)                                          $      (37,051)   $        29,680
                                                           ===============   ===============


                 See accompanying notes to consolidated financial statements.

                                              2


                                                OHIO CENTRAL SAVINGS
                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                     Quarters ended December 31, 2004 and 2003
                                                    (unaudited)
-------------------------------------------------------------------------------------------------------------------


                                                                  Additional                              Total
                                                 Common            Paid-in           Retained         Shareholders'
                                                 Stock             Capital           Earnings            Equity
                                                ------            ---------          --------            -------
BALANCE AT SEPTEMBER 30, 2003                            10           274,990          3,454,719          3,729,719

Net income for the quarter ended
  September 30, 2004                                                                      29,680             29,680
                                            ---------------    --------------     --------------    ---------------

BALANCE AT DECEMBER 31, 2003                $            10    $      274,990     $    3,484,399    $     3,759,399
                                            ===============    ==============     ==============    ===============


BALANCE AT September 30, 2004               $            10    $      274,990     $    3,479,430    $     3,754,430

Net income (loss) for the quarter ended
  December 31, 2004                                                                      (37,051)           (37,051)
                                            ---------------    --------------     ---------------   ---------------

BALANCE AT DECEMBER 31, 2004                $            10    $      274,990     $    3,442,379    $     3,754,430
                                            ===============    ==============     ==============    ===============


See accompanying notes to consolidated financial statements.

                                                         3


                                              OHIO CENTRAL SAVINGS
                                      Consolidated Statements of CASH FLOWS
                              For the Three Months Ended December 31, 2004 and 2003
                                                   (Unaudited)

                                                                                For the three   For the three
                                                                                 months ended    months ended
                                                                                  12/31/2004      12/31/2003
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                         $      (37,051)   $      29,680
     Adjustments to reconcile net income (loss) to net cash
       from operating activities
         Depreciation and amortization                                                 25,096           23,847
         Provision for loan losses                                                          0           15,000
         Deferred fee/costs amortization                                                1,256            4,261
         Federal Home Loan Bank stock dividends                                        (7,300)          (6,600)
         Net amortization/(accretion) on investment securities                          1,350            2,141
         Purchases of mutual funds                                                          0           (6,000)
         Gain on mutual funds                                                          (2,261)          (2,717)
         Gain on sale of securities                                                         0                0
         Loans originated for sale                                                 (1,933,729)      (8,351,590)
         Proceeds from sale of loans                                                1,933,729        8,239,246
         Net gains on sales of loans                                                  (18,718)        (104,075)
         Changes in other assets and other liabilities                               (335,134)        (114,732)
                                                                               --------------    -------------
              Net cash from operating activities                                     (372,762)        (271,539)
                                                                               --------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities held to maturity
         Purchases                                                                 (4,490,903)      (3,603,852)
         Maturities, calls and principal payments                                   1,160,040          641,877
     Net (increase)/decrease in loans                                                 329,036        1,490,807
     Net change in certificates of deposit in other financial institutions                  0          300,000
     Premises and equipment expenditures                                               (4,760)          (1,603)
                                                                               --------------    -------------
              Net cash from investing activities                                   (3,006,587)      (1,172,771)
                                                                               --------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                           443,912         (347,878)
     Proceeds from Federal Home Loan Bank advances                                  1,550,000        5,546,000
     Repayment of Federal Home Loan Bank advances                                    (300,000)      (1,546,000)
                                                                               --------------    -------------
              Net cash from financing activities                                    1,693,912        3,652,122
                                                                               --------------    -------------

Net change in cash and cash equivalents                                            (1,685,437)       2,207,812

Cash and cash equivalents at beginning of quarter                                   4,485,049        1,878,351
                                                                               --------------    -------------

CASH AND CASH EQUIVALENTS AT END OF QUARTER                                    $    2,799,612    $   4,086,163
                                                                               ==============    =============

Supplemental disclosures of cash flow information
     Cash paid during the quarter for:
         Interest                                                              $      335,194    $     318,869
         Income taxes                                                                       0                0
  Noncash - transfer of credit card portfolio to held for sale                        624,389                0
--------------------------------------------------------------------------------------------------------------

                           See accompanying notes to consolidated financial statements

                                                        4

                              OHIO CENTRAL SAVINGS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004
                                   (Unaudited)

Note 1 - Basis of Presentation

OC Financial, Inc. (the "Company") was formed to serve as the stock holding company for Ohio Central Savings (the "Bank") as part of the Bank's conversion and reorganization from a mutual holding company structure. As of the date hereof, the Bank has not completed its conversion and reorganization, and accordingly, the Company has not yet issued any stock, has no assets or liabilities, and has not conducted any business other than that of an organizational nature. For a further discussion of the Company's formation and operations, see the Company's Registration Statement on Form SB-2, as amended, declared effective on February 11, 2005 (File Number 333-121411). Based upon the foregoing, the Unaudited Interim Financial Statements filed as part of this quarterly report are those of the Bank and its wholly owned subsidiary, AutoARM(R), LLC ("AutoARM(R)"). All significant inter-company balances and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ending December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005. The Bank's consolidated financial statements, as presented in the Company's Form SB-2, as amended, declared effective on February 11, 2005, should be read in conjunction with these statements.

Note 2 - Adoption of Plan of Conversion and Reorganization

On December 14, 2004, the Board of Directors adopted a plan of conversion and reorganization pursuant to which the Bank would reorganize from a mutual holding company structure and become a wholly-owned subsidiary of the Company which will sell its common stock to eligible depositors of the Bank in a subscription offering and, if necessary, to the general public if a syndicated community offering is held.

Effective February 11, 2005, the Company received approval from both the Securities and Exchange Commission and the Office of Thrift Supervision to proceed with its planned stock offering equal to the pro forma market value of the Company and its subsidiaries, after giving effect to the offering. The offering is expected to close in March 2005 and the net proceeds from the offering is anticipated to be not more than $7.4 million depending upon the amount of stock sold. Offering costs are deferred and will be deducted from the proceeds of the shares sold in the stock offering. If the offering is not completed, all costs will be charged to expense. At December 31, 2004, $91,780 of costs had been incurred.

Note 3 - Use of Estimates

The preparation of consolidated financial statements, in conformity with accounting principles generally acceptable in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expenses during the reported periods. Actual results could differ from current estimates. Estimates associated with the allowance for loan losses, realization of deferred tax assets, and the fair values of securities and other financial instruments are particularly susceptible to material change in the near term.

                               OC FINANCIAL, INC.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

        When used in this filing and in future filings by OC Financial, Inc. with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases, "anticipate," "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "projected," or similar expressions are intended to identify, "forward looking statements." Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in OC Financial, Inc.'s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in OC Financial, Inc.'s market area, changes in the position of banking regulators on the adequacy of our allowance for loan losses, and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

        OC Financial, Inc. wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investing activities, and competitive and regulatory factors, could affect OC Financial, Inc.'s financial performance and could cause OC Financial, Inc.'s actual results for future periods to differ materially from those anticipated or projected.

        OC Financial, Inc. does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

GENERAL

        On March 31, 1998, Ohio Central Savings converted its charter from a federally-chartered credit union to a federally-chartered savings association and became a taxable organization. Our principal business has historically consisted of attracting deposits from the general public and the business community and making loans secured by various types of collateral, including vehicles, real estate and general business assets. Ohio Central Savings is significantly affected by prevailing economic conditions as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, housing and financial institutions. Deposit flows are influenced by a number of factors, including interest rates paid on competing investments, account maturities, fee structures, and level of personal income and savings. Lending activities are influenced by the demand for funds, the number and quality of lenders, and regional economic cycles. Sources of funds for lending activities of Ohio Central Savings include deposits, borrowings, payments on loans, maturities of securities and income provided from operations. Ohio Central Savings' earnings are primarily dependent upon Ohio Central Savings' net interest income, which is the difference between interest income and interest expense.

        Interest income is a function of the balances of loans and investments outstanding during a given period and the yield earned on such loans and investments. Interest expense is a function of the amount of deposits and borrowings outstanding during the same period and interest rates paid on such deposits and borrowings. Ohio Central Savings' earnings are also affected by Ohio Central Savings' provision for loan losses, service charges, gains from sales of loans, commission income, interchange fees, other income, operating expenses and income taxes.

CRITICAL ACCOUNTING POLICIES

        Certain of our accounting policies are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but without limitation, changes in interest rates, changes in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policy is the determination of the allowance for loan losses. Accounting policies considered critical to other financial institutions, such as determining the fair value of securities, accounting for deferred income taxes, and the valuation of intangible assets including goodwill, are not considered critical to Ohio Central Savings, as the carrying value of its securities is amortized cost since it holds its securities to maturity; it has no significant temporary book to tax differences that involve significant estimates or assumptions in determining its deferred tax assets; and it has no intangible assets. These areas do not involve significant estimates or assumptions for Ohio Central Savings. Ohio Central Savings' accounting policies are discussed in detail in Note 1 of the "Notes to the Consolidated Financial Statements" contained in its September 30, 2004 consolidated financial statements included in the registration statement on Form SB-2, as amended.

        The allowance for loan losses represents management's estimate of probable losses inherent in the loan portfolio. Determining the amount of the allowance is considered a critical accounting estimate because it requires significant judgment about the collectibility of loans and the factors that deserve consideration in estimating probable credit losses. The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using the past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Management evaluates the adequacy of the allowance at least quarterly. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.

        The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as special mention, substandard, or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors. Management relies on observable data from internal and external sources to evaluate each of these factors, adjust assumptions and recognize changing conditions to reduce differences between estimated and actual observed losses from period to period. The evaluation of the allowance also takes into consideration the inherent imprecision of loss estimation models and techniques and includes general reserves for probable but undetected losses in categories of loans. While Ohio Central Savings continually refines and enhances the loss estimation models and techniques it uses to determine the appropriateness of the allowance for loan losses, there have been no material substantive changes to such models and techniques compared to prior periods. The portfolio consists primarily of smaller balance homogeneous loans, therefore, impaired loans are analyzed primarily on a pooled basis for purposes of establishing the allowance for loan losses.

        The allowance for loan losses and related provision expense can also be susceptible to material change as a result of significant changes in individual borrower circumstances on larger dollar loans. Given that Ohio Central Savings' portfolio consists primarily of automobile loans, the variability in the allowance and provision for loan losses would normally be the result of economic and other trends in its lending market area, changes in the quality of its lending staff, collection practices and loan administration. Adverse changes in these areas could result in increases in non-performing loans and loan charge-offs, requiring increases to the provision and allowance for loan losses.

BUSINESS STRATEGY

        Prior to our affiliation with Third Federal Savings and Loan Association of Cleveland ("Third Federal"), Ohio Central Savings was a full service community-based savings institution generating a wide variety of loans for our customers. As a result of our affiliation, and as part of our strategic plan, our potential mortgage loan customers were referred to Third Federal. We also increased our automobile lending program as part of the alliance through marketing efforts with Third Federal. Since we affiliated with Third Federal we originated $117.0 million in automobile loans, 80% of which were sold to Third Federal. During our three-year affiliation our mortgage portfolio declined by $11.3 million or about 63.1% from $17.9 million to $6.6 million. After our separation from Third Federal we plan to reinitiate mortgage lending activity within our market areas.

        We believe that the business model we have developed over the past three years is best suited for an independent organization rather than being affiliated with a larger organization. Following completion of the conversion and reorganization, we plan to retain automobile loans in our portfolio and resume our mortgage lending program. We anticipate the increased lending activity will result in higher levels of earnings, but there can be no guarantee that we will be able to accomplish this objective.

        We will also pursue growth in other loan and deposit accounts within our market areas. We plan to market home equity loans, automobile loans and credit card accounts. We will seek deposit accounts in a blend of certificate of deposits, NOW accounts and money market accounts to provide funds for lending activities. We plan to retain these loans in our portfolio in order to improve our earnings. Due to the limits of our capital base, our ability to increase interest earning assets has been constrained even though we otherwise have the resources to increase our lending operations. Our profitability was marginal in the last fiscal year. Following completion of the conversion and reorganization, however, we believe our higher capital levels will allow us to improve our profitability by increasing interest earning assets such as loans and to reduce substantially our reliance on income from securities in our investment portfolio. We do not anticipate the need to hire any new employees, however, in connection with the conversion and reorganization.

        We will also continue to pursue our automobile loan origination and servicing business offered to other financial institutions through our AutoARM(R) subsidiary. This subsidiary was formed in August 2003 and is a proposed third party originator and servicer of direct automobile loans for other financial institutions. AutoARM(R) has not generated any earnings as of December 31, 2004. We had not actively marketed AutoARM's(R) services until late 2004 as we were building the operational systems to support its operations. As a result, AutoARM(R) had not contracted with any financial institutions as of December 31, 2004. AutoARM(R) is a program designed by Ohio Central Savings to offer these services to other financial institutions in a manner similar to the method that was developed to be used with Third Federal. Loans originated and funded by AutoARM(R) will not earn a gain on sale to the other institutions but will generate servicing income for us.

        We plan to continue our marketing initiative for AutoARM(R) into 2005. Several presentations have been made to potential customers. As a result of these efforts, negotiations are currently underway with three institutions. Two institutions are considering AutoARM(R) for origination and servicing of new loans and one institution is considering origination and servicing of new loans and also retaining AutoARM(R) to service their existing portfolio.

        We also intend to focus on the following:

        o GROWING OUR ASSETS. Immediately following completion of the conversion and reorganization, we intend to increase our assets by purchasing mortgage-backed securities and one- to four-family residential mortgage loans to increase our earnings until we are able to originate a sufficient volume of loans to provide a higher level of earnings.

        o RETAINING LOANS. We intend to retain more loans, such as residential mortgage loans, in our loan portfolio in order to increase our interest-earning assets and income. Due to our restricted capital base we have not been able to retain as many loans as we could with the larger capital base we expect to have following the conversion and reorganization.

        o REDUCING OUR SECURITIES PORTFOLIO. Over the first few years following completion of the conversion and reorganization, we intend to reduce our mortgage-backed and other mortgage related securities portfolio (including those securities that we purchase soon after the completion of the conversion and reorganization as discussed above) by reinvesting the cash flows from held to maturity securities in residential mortgage and other loans that should provide a higher yield. Available for Sale securities may be sold to meet loan demand that cannot be funded through deposit acquisition or other funding sources. We will continue to invest in such securities as necessary for interest-rate risk and liquidity management.

        o MAINTAINING THE QUALITY OF OUR LOAN PORTFOLIO. The quality of our loan portfolio is a key factor in managing our growth. We will continue to use risk management techniques, such as independent internal and external loan reviews and risk-focused portfolio credit analysis, in overseeing the performance of our loan portfolio.

        o ACHIEVING EFFICIENT GROWTH BY LEVERAGING OUR EXISTING OPERATIONAL AND MANAGEMENT RESOURCES. We have invested significant resources in developing a management team and a technology infrastructure that are capable of managing a larger asset and deposit base than we have currently. As a result, we have a loan department staffed with experienced professionals who are capable of promoting the continued growth and oversight of our loan portfolio, and we intend to approach future growth opportunities with a view toward achieving improved economies of scale.

        o INCREASING OUR NON-INTEREST INCOME BY DIVERSIFYING PRODUCTS AND SERVICES. We intend to supplement our interest income by increasing our fee income from new products and services.

COMPARISON OF RESULTS OF OPERATION FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

        GENERAL. Our loss for the three months ended December 31, 2004 was $37,000 compared to $30,000 in income for the three months ended December 31, 2003.

        Our loss resulted primarily from the change in the volume of loans sold to Third Federal, decreasing to $2.1 million for the three months ended December 31, 2004 from $8.2 million for the three months ended December 31, 2003. This represents a reduction in auto loans sold of $6.1 million. Gain from loan sales was $19,000 for the three months ended December 31, 2004, compared to $104,000 for the three months ended December 31, 2003, a decrease of $85,000. In addition, continued replacement of higher interest rate automobile loans with new, lower interest rate loans and replacing the lack of mortgage loan originations with lower yielding mortgage-backed securities also had a negative effect on income.

        INTEREST INCOME. Interest income decreased to $644,000 for the three months ended December 31, 2004 from $672,000 for the three months ended December 31, 2003. The primary reason for the decrease in interest income was the decrease in loan income from $421,000 to $356,000 for the three months ended December 31, 2003 and 2004, respectively. An increase in investment and other interest income from $249,000 for the three months ended December 31, 2003 to $278,000 for the three months ended December 31, 2004 partially offset the decrease in loan interest income. The decrease in loan income was primarily due to declining yields in the portfolio as older, higher rate loans were repaid and replaced by loans at currently low rates. The weighted average yield on loans decreased from 6.42% for the three months ended December 31, 2003 to 5.46% for the three months ended December 31, 2004. This decrease was due to decreases in market interest rates and the short term nature of the majority of our loan portfolio. The weighted average yield on securities decreased from 4.49% for the three months ended December 31, 2003 to 4.41% for the three months ended December 31, 2004 as longer duration mortgage-backed securities were added to the portfolio to offset prepayments and amortization on older, higher yielding securities. Total average interest earning assets increased $4.1 million from the three months ended December 31, 2003 to the three months ended December 31, 2004, and the weighted average yield on interest earning assets declined 61 basis points from 5.35% to 4.74%. As we intend to increase our emphasis on residential mortgage lending, this trend of increasing interest earning assets may continue.

        INTEREST EXPENSE. Interest expense increased $16,000 to $335,000 for the three months ended December 31, 2004 from $319,000 for the three months ended December 31, 2003. The increase in interest expense was primarily due to an increase in Federal Home Loan Bank advances of $1.2 million. Interest expense on Federal Home Loan Bank advances increased $11,000 to $200,000 for the three months ended December 31, 2004 from $189,000 for the three months ended December 31, 2003.

Federal Home Loan Bank advances increased to $17.7 million at December 31, 2004 from $16.5 million at December 31, 2003. This increase was partially offset by a 35 basis point decrease in the weighted average cost of Federal Home Loan Bank advances to 4.78% for the three months ended December 31, 2004, from 5.13% the three months ended December 31, 2003.

        As interest rates stabilize or increase, we expect interest expense will increase as our cost of interest bearing liabilities increase. Our average weighted cost of funds was 2.75% for the three months ended December 31, 2004 compared to 2.89% for the three months ended December 31, 2003. Interest expense on deposits increased $4,000 to $135,000 for the three months ended December 31, 2004 from $131,000 for the three months ended December 31, 2003. The decrease in interest expense was attributable to declines in interest rates paid on deposit accounts and borrowings, which was more than offset by additional interest expense incurred due to the increase in average interest bearing liabilities of $4.6 million for the three months ended December 31, 2004 compared to the three months ended December 31, 2003.

        NET INTEREST INCOME. Net interest income decreased $44,000 to $308,000 for the three months ended December 31, 2004 from $352,000 for the three months ended December 31, 2003. The decrease in net interest income is primarily the result of declining interest rates and a continuing shift from loans to investments as described above. Our net interest margin was 2.27% for the three months ended December 31, 2004 compared to 2.81% for the three months ended December 31, 2003.

        PROVISION FOR LOAN LOSSES. We establish provisions for loan losses, which are charged to operations, at a level required to reflect probable and estimable credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers' ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Large groups of smaller balance homogeneous loans, such as automobile loans, residential real estate and other consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions and other relevant data. Larger non-homogeneous loans such as commercial loans for which management has concerns about the borrowers' ability to repay are evaluated individually, and specific allowances are provided for such loans when necessary.

        Based on management's evaluation of these factors, no provision was made for the three months ended December 31, 2004 compared to $15,000 made for the three months ended December 31, 2003. The decrease in provision for loan losses is primarily attributable to decreased loan levels as discussed above. The amount of general allowance allocations made for smaller balance homogeneous loans decreased during the three months ended December 31, 2004 primarily resulting from the performance of the portfolio, actual losses and recoveries. Loan charge-offs were $5,000 for the three months ended December 31, 2004, down from $15,000 for the three months ended December 31, 2003. Recoveries were $1,000 during each of the three month periods ended December 31, 2004 and 2003.

        While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31,

2004 was maintained at a level that represents management's best estimate of probable incurred losses in the loan portfolio.

        NON-INTEREST INCOME. Non-interest income decreased $70,000 to $192,000 for the three months ended December 31, 2004 from $262,000 for the three months ended December 31, 2003. The overall decrease in non-interest income was primarily due to lower auto loan sales to Third Federal as discussed above. On December 22, 2004, the Bank signed a commitment letter, subject to negotiation of a final agreement, to sell our credit card portfolio, with an aggregate principal balance of $624,000, to another financial institution. We expect to record an after-tax gain of approximately $60,000 when the sale is completed in the first calendar quarter of 2005.

        NON-INTEREST EXPENSE. Non-interest expense was virtually unchanged, with category increases offsetting category decreases for the three months ended December 31, 2004 compared to the three months ended December 31, 2003. With the reduction in loan volume, all categories of operating expense other than compensation and audit decreased compared to the prior period. The increases in audit and compensation expense were the result of our proposed separation from Third Federal. The proposed transaction required an audit of Ohio Central Savings separate from the audit of Third Federal. Increased compensation expenses are being incurred due to the termination of Third Federal benefit plans.

        INCOME TAX EXPENSE. Income tax credit for the three months ended December 31, 2004 was $20,000. In the three months ended December 31, 2003, income tax expense was $16,000. Ohio Central Savings' effective federal income tax rate was 34.69% and 35.24% for fiscal 2004 and fiscal 2003, respectively.

CHANGES IN FINANCIAL CONDITION FROM SEPTEMBER 30, 2004 TO DECEMBER 31, 2004.

        GENERAL. Total assets increased by $1.4 million, or 2.6%, to $57.0 million at December 31, 2004 from $55.6 million at September 30, 2004. The increase was primarily the result of an increase in investments of $3.4 million, offset by a decrease in federal funds sold of $1.7 million and a decrease in net loans and loans held for sale of $329,000. The increase in total assets was funded by an increase in customer deposits of $444,000 and an increase in Federal Home Loan Bank advances of $1.3 million, offset by decreases in other liabilities of $209,000 at December 31, 2004.

        ASSETS. Our loan portfolio decreased by $300,000 from $26.2 million (including loans held for sale of $92,000) to $25.9 million (including loans held for sale of $624,000) from September 30, 2004 to December 31, 2004. Our lending strategy has changed significantly during the past three years, emphasizing the origination of auto loans and decreasing originations of mortgage loans since our affiliation with Third Federal. As a result, first mortgage loans were unchanged at $6.6 million in September 30, 2004 and December 31, 2004. Second mortgage loans were paid down by $100,000 and automobile loan balances decreased by $200,000 as portfolio amortization and prepayments exceeded originations for the quarter.

        The allowance for loan losses was $226,000 at December 31, 2004 or 0.87% of loans, compared to $231,000, or 0.87% of loans at September 30, 2004. The allowance for loan losses consists of general allowance allocations made for pools of homogeneous loans and specific allowances on individual loans for which management has significant concerns regarding the borrowers' ability to repay the loans in accordance with the terms of the loans. Non-performing loans totaled $77,000 and $39,000 at December 31, 2004 and September 30, 2004, respectively. In determining the amount of allowance for loan loss allocations needed for non-performing loans, management has considered expected future borrower cash flows and the fair value of underlying collateral. The amount of allowance for loan losses allocated to individual loan relationships remained fairly stable in the three months ended December 31, 2004, increasing to $81,000 at December 31, 2004 from $77,000 at September 30, 2004.

        DEPOSITS. Total deposits increased by $444,000, or 1.4%, to $32.7 million at December 31, 2004 from $32.3 million at September 30, 2004. NOW accounts and money market accounts were relatively unchanged while time deposits increased $510,000 and savings deposits decreased $83,000. The increase in deposits was a result of our efforts to expand our customer base in existing markets through improved products and marketing. The number of deposit accounts has declined in recent years as we have focused on attracting larger depositors, and we have implemented fee programs that discourages accounts with very low balances. We plan to continue this strategy following completion of the conversion and reorganization.

        BORROWINGS. Federal Home Loan Bank advances increased $1.3 million, or 7.6% to $17.7 million at December 31, 2004 from $16.5 million at September 30, 2004. The additional Federal Home Loan Bank advances obtained during the first quarter of fiscal 2005 were used to fund investment portfolio growth to improve net interest income. We expect that Federal Home Loan Bank advances will continue to provide Ohio Central Savings with a significant additional funding source to meet the needs of its lending activities.

        SHAREHOLDERS' EQUITY. Total shareholders' equity decreased $37,000, or 0.99%, to $3.72 million at December 31, 2004 from $3.75 million at September 30, 2004. The decrease in equity was due to the net loss resulting primarily from the reduction in gain on sale for auto loans sold to Third Federal, discussed in more detail in the "Comparison of Results of Operation for the Three Months Ended December 31, 2004 and 2003."

        CAPITAL RESOURCES. At December 31, 2004, equity totaled $3.72 million. Management monitors the capital levels of Ohio Central Savings to provide for current and future business opportunities and to meet regulatory guidelines for "well-capitalized" institutions.

        Ohio Central Savings is required by the Office of Thrift Supervision to meet minimum capital adequacy requirements. Ohio Central Savings' actual and required levels of capital as reported to the Office of Thrift Supervision at December 31, 2004 are as follows:

                                                                                       TO BE WELL CAPITALIZED
                                                                                            UNDER  PROMPT
                                                                   FOR CAPITAL           CORRECTIVE ACTION
                                            ACTUAL              ADEQUACY PURPOSES           PROVISIONS
                                    -----------------------  -----------------------  ------------------------
                                      AMOUNT       RATIO       AMOUNT       RATIO       AMOUNT       RATIO
                                    -----------  ----------  -----------  ----------  ----------  ------------
                                                              (DOLLARS IN THOUSANDS)
AS OF DECEMBER 31, 2004
Total capital (to risk weighted
assets).........................    $   3,944      13.70%     $   2,310      8.0%      $   2,887      10.0%
Tier 1 (core) capital (to risk
weighted assets)................    $   3,717      12.91%     $   1,155      4.0%      $   1,732       6.0%
Tier 1 (core) capital (to
adjusted total assets)..........    $   3,717       6.52%     $   2,281      4.0%      $   2,851       5.0%

LIQUIDITY

        Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. Ohio Central Savings relies on a number of different sources in order to meet its potential liquidity demands. The primary sources are increases in deposit accounts and cash flows from loan payments and the securities portfolio.

        In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of December 31, 2004, Ohio Central Savings had additional borrowing capacity of $7.6 million with the Federal Home Loan Bank of Cincinnati. Additionally, Ohio Central Savings has access to the Federal Reserve Bank of Cleveland discount window for borrowing. The available line at the discount window is $12.6 million. The stock offering will increase our liquidity until such time that we deploy the net proceeds from cash and other short-term investments to loans consistent with our business plan submitted to the Office of Thrift Supervision in connection with the stock offering and our business strategy discussion in this Prospectus.

        Our stock offering will provide significant additional liquidity and capital resources. As our liquidity positions have historically been maintained to provide for loan demand and deposit run-off, the stock offering proceeds may provide excess liquidity in the near term. The additional liquidity and capital resources from the stock offering will help provide for the future growth of Ohio Central Savings.

ITEM 3 - Controls and Procedures

        An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2004. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

        No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) or 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                               OC FINANCIAL, INC.

                                   FORM 10-QSB

                                December 31, 2004

                           PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

        There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None

Item 3.   DEFAULTS UPON SENIOR SECURITIES

        None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

Item 5.   OTHER INFORMATION

        None

Item 6.   EXHIBITS

        a.      Exhibits

                31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

                31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

                32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                               OC FINANCIAL, INC.

                                   FORM 10-QSB

                                December 31, 2004

                           PART II - OTHER INFORMATION

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     OC FINANCIAL, INC.
                                     (Registrant)



Date: March 25, 2005                 /s/ Robert W. Hughes
                                     -------------------------------------------
                                     Robert W. Hughes - Chairman, President and
                                     Chief Executive Officer


Date:  March 25, 2005                /s/ H. Stewart Fitz Gibbon III
                                     -------------------------------------------
                                     H. Stewart Fitz Gibbon III - Vice President
                                     and Chief Financial Officer