Form 10QSB
period 2005-03-31
OC Financial Inc
filed 2005-05-16
CIK 1310273

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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
YES [X]  NO [ ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

               Class                             Outstanding at March 31, 2005
   Common Stock,  $.01 Par Value                            560,198

           Transitional Small Business Disclosure Format YES [] NO [x]

                               OC FINANCIAL, INC.

                          Form 10-QSB Quarterly Report

                                Table of Contents


                                     PART I.

                                                                     Page Number

Item 1.    Financial Statements ..........................................    1
Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations..........................   10
Item 3.    Controls and Procedures........................................   20

                               PART II.

Item 1.    Legal Proceedings..............................................   21
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds....   21
Item 3.    Defaults Upon Senior Securities................................   21
Item 4.    Submission of Matters to a Vote of Security Holders............   21
Item 5.    Other Information..............................................   21
Item 6.    Exhibits.......................................................   21

Signature Page  ..........................................................   22


                                        PART I: FINANCIAL INFORMATION; Item 1

                                                 OC FINANCIAL, INC.
                                             CONSOLIDATED BALANCE SHEETS
                                        March 31, 2005 and September 30, 2004


                                                                                   March 31,         September 30,
                                                                                     2005                2004
                                                                                     ----                ----
                                                                                 (UNAUDITED)
ASSETS
Cash and due from financial institutions                                        $       841,243    $        665,049
Federal funds sold                                                                    2,505,000           3,820,000
                                                                                ---------------    ----------------
     Total cash and cash equivalents                                                  3,346,243           4,485,049
Investment in mutual funds                                                                    0              58,196
Certificates of deposit in other financial institutions                                  99,000              99,000
Securities held to maturity (fair value:  3/31/05 - $26,906,658;
9/30/04 - $22,961,177)                                                               27,401,848          22,970,895
Securities available for sale                                                         4,085,044                   0
Federal Home Loan Bank stock                                                            703,900             688,900
Loans, net of allowance of $192,834 at March 31, 2005 and
   $230,585 at September 30, 2004                                                    26,059,581          26,104,278
Loans held for sale                                                                      28,844              92,296
Premises and equipment, net                                                             713,485             732,892
Accrued interest receivable                                                             219,073             181,177
Prepaid expenses                                                                         85,692              70,627
Other assets                                                                            121,890              84,072
                                                                                ---------------    ----------------
     Total assets                                                               $    62,864,600    $     55,567,382
                                                                                ===============    ================

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
     Savings deposits                                                           $    12,458,470    $     13,687,434
     Demand deposits                                                                  6,882,273           6,838,187
     Money market deposits                                                            2,765,782           3,007,420
     Time deposits                                                                   10,679,595           8,727,589
                                                                                ---------------    ----------------
         Total deposits                                                              32,786,120          32,260,630
Federal Home Loan Bank advances                                                      19,450,000          16,450,000
Payments collected on loans sold                                                      2,135,548           1,946,878
Accrued interest payable                                                                 76,758              67,342
Drafts in process                                                                       643,665             798,860
Other liabilities                                                                       278,412             289,242
                                                                                ---------------    ----------------
     Total liabilities                                                               55,370,503          51,812,952

Commitments and contingent liabilities

Preferred stock, $0.01 par value; 5,000,000 shares authorized,
    0 shares issued and outstanding                                                           0                   0
Common stock, $0.01 par value; 2005 - 15,000,000 shares authorized,
    560,198 shares issued and outstanding; 2004 - 1,000 shares
    authorized, issued and outstanding                                                    5,602                  10
Additional paid-in capital                                                            5,017,310             274,990
Unearned ESOP shares                                                                   (448,150)                  0
Retained earnings                                                                     2,941,231           3,479,430
Accumulated other comprehensive income (loss)                                           (21,896)                  0
                                                                                ---------------    ----------------
     Total shareholders' equity                                                       7,494,097           3,754,430
                                                                                ---------------    ----------------
     Total liabilities and shareholders' equity                                 $    62,864,600    $     55,567,382
                                                                                ===============    ================


                            See accompanying notes to consolidated financial statements.


                                                 OC FINANCIAL, INC.
                                          CONSOLIDATED STATEMENTS OF INCOME
                                 For the Three Months Ended March 31, 2005 and 2004
                                                     (Unaudited)


                                                                                 For the three         For the three
                                                                                  months ended         months ended
                                                                                    March 31,            March 31,
                                                                                      2005                 2004
                                                                                      ----                 ----
INTEREST INCOME
     Loans, including fees                                                        $      345,425    $       397,925
     Securities and other investments                                                    318,833            269,160
     Federal funds sold and other                                                         11,025              4,424
                                                                                  --------------    ---------------
                                                                                         675,283            671,509

INTEREST EXPENSE
     Deposits                                                                            145,296            119,519
     Federal Home Loan Bank advances                                                     212,494            197,170
                                                                                  --------------    ---------------
                                                                                         357,790            316,689
                                                                                  --------------    ---------------

NET INTEREST INCOME                                                                      317,493            354,820
Provision for loan losses                                                                      0             15,000
                                                                                  --------------    ---------------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                                                            317,493            339,820

NONINTEREST INCOME
     Service charges and other deposit fees                                               86,898             97,486
     Gain on loan sales                                                                   92,015            113,770
     Income from servicing of loans                                                       32,362             34,141
     Visa and ATM interchange income                                                      15,100             14,434
     Other                                                                                13,847              9,177
                                                                                  --------------    ---------------
                                                                                         240,222            269,008

NONINTEREST EXPENSE
     Compensation and benefits                                                           261,542            282,844
     Occupancy and equipment                                                              29,186             31,182
     Depreciation and amortization                                                        29,704             27,195
     Computer processing expense                                                          21,805             25,336
     VISA and ATM expense                                                                 25,149             19,965
     Bank service charges                                                                 19,026             18,433
     Collection and loan expense                                                           7,502             10,043
     Advertising and promotion                                                            38,561             53,324
     Other insurance premiums                                                              4,452              8,934
     Professional and supervisory fees                                                    32,177             15,238
     State franchise tax expense                                                          10,875             11,825
     Other                                                                                53,030             69,325
                                                                                  --------------    ---------------
                                                                                         533,009            573,644
                                                                                  --------------    ---------------

INCOME (LOSS) BEFORE INCOME TAXES                                                         24,706             35,184

Income tax expense (benefit)                                                               8,854             12,424
                                                                                  --------------    ---------------

NET INCOME (LOSS)                                                                 $       15,852    $        22,760
                                                                                  ==============    ===============

Basic earnings per share since conversion                                         $         0.00            NA
                                                                                  ==============
Diluted earnings per share since conversion                                       $         0.00            NA
                                                                                  ==============


                            See accompanying notes to consolidated financial statements.


                                                 OC FINANCIAL, INC.
                                          CONSOLIDATED STATEMENTS OF INCOME
                                  For the Six Months Ended March 31, 2005 and 2004
                                                     (Unaudited)


                                                                                   For the six        For the six
                                                                                   months ended       months ended
                                                                                     March 31,          March 31,
                                                                                       2005               2004
                                                                                       ----               ----
INTEREST INCOME
     Loans, including fees                                                        $      701,340    $       818,516
     Securities and other investments                                                    596,877            518,364
     Federal funds sold and other                                                         20,569              6,522
                                                                                  --------------    ---------------
                                                                                       1,318,786          1,343,402

INTEREST EXPENSE
     Deposits                                                                            280,142            250,041
     Federal Home Loan Bank advances                                                     412,841            385,756
                                                                                  --------------    ---------------
                                                                                         692,983            635,797

NET INTEREST INCOME                                                                      625,803            707,605
Provision for loan losses                                                                      0             30,000
                                                                                  --------------    ---------------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                                                            625,803            677,605

NONINTEREST INCOME
     Service charges and other deposit fees                                              179,442            196,999
     Gain on loan sales                                                                  110,733            217,845
     Income from servicing of loans                                                       64,322             66,679
     Visa and ATM interchange income                                                      35,410             31,155
     Other                                                                                42,183             18,034
                                                                                  --------------    ---------------
                                                                                         432,090            530,712

NONINTEREST EXPENSE
     Compensation and benefits                                                           557,291            576,481
     Occupancy and equipment                                                              56,641             59,955
     Depreciation and amortization                                                        58,948             55,190
     Computer processing expense                                                          41,824             50,064
     VISA and ATM expense                                                                 53,721             41,270
     Bank service charges                                                                 39,142             35,665
     Collection and loan expense                                                          16,016             18,097
     Advertising and promotion                                                            69,112             98,937
     Other insurance premiums                                                              9,461             17,597
     Professional and supervisory fees                                                    59,200             26,006
     State franchise tax expense                                                          22,425             20,328
     Other                                                                               106,139            127,711
                                                                                  --------------    ---------------
                                                                                       1,089,920          1,127,301
                                                                                  --------------    ---------------

INCOME (LOSS) BEFORE INCOME TAXES                                                        (32,027)            81,016

Income tax expense (benefit)                                                             (10,828)            28,576
                                                                                  ---------------   ---------------

NET INCOME (LOSS)                                                                 $      (21,199)   $        52,440
                                                                                  ===============   ===============

Basic earnings per share since conversion                                         $         0.00            NA
                                                                                  ==============
Diluted earnings per share since conversion                                       $         0.00            NA
                                                                                  ==============


                            See accompanying notes to consolidated financial statements.


                                                         OC FINANCIAL, INC.
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                             Three Months ended March 31, 2005 and 2004
                                                             (unaudited)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                     Accumulated
                                                     Additional                                         Other              Total
                                        Common         Paid in        Retained       Unearned       Comprehensive      Shareholders'
                                         Stock         Capital        Earnings         ESOP         Income (Loss)          Equity
BALANCE AT DECEMBER 31, 2003          $       10    $    274,990    $  3,484,399   $          0     $          0       $  3,759,399

Net income for the three months
    ended March 31, 2004                       0               0          22,760              0                0             22,760
                                      ----------    ------------    ------------   ------------     ------------       ------------

BALANCE AT MARCH 31, 2004             $       10    $    274,990    $  3,507,159   $          0     $          0       $  3,782,159
                                      ==========    ============    ============   ============     ============       ============

BALANCE AT DECEMBER 31, 2004          $       10    $    274,990    $  3,442,379   $          0     $          0       $  3,717,379

Redemption of stock from Third
    Federal Savings MHC                      (10)       (274,990)       (517,000)             0                0           (792,000)
Issuance of common stock, net of
    offering costs                         5,602       5,017,310               0              0                0          5,022,912
Unearned ESOP shares                           0               0               0       (448,150)               0           (448,150)
Accumulated other comprehensive
    income (loss)                              0               0               0              0          (21,896)           (21,896)
Net income (loss) for the three
    months ended March 31, 2005                0               0          15,852              0                0             15,852
                                      ----------    ------------    ------------   ------------     ------------       ------------

BALANCE AT MARCH 31, 2005             $    5,602    $  5,017,310    $  2,941,231   $   (448,150)    $    (21,896)      $  7,494,097
                                      ==========    ============    ============   ============     ============       ============


                                    See accompanying notes to consolidated financial statements.


                                                         OC FINANCIAL, INC.
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                              Six Months ended March 31, 2005 and 2004
                                                             (unaudited)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                     Accumulated
                                                     Additional                                         Other              Total
                                        Common         Paid in        Retained       Unearned       Comprehensive      Shareholders'
                                         Stock         Capital        Earnings         ESOP         Income (Loss)          Equity

BALANCE AT SEPTEMBER 30, 2003         $       10    $    274,990    $  3,454,719   $          0     $          0       $  3,729,719

Net income for the six months
    ended March 31, 2004                       0               0          52,440              0                0             52,440
                                      ----------    ------------    ------------   ------------     ------------       ------------

BALANCE AT MARCH 31, 2004             $       10    $    274,990    $  3,507,159   $          0     $          0       $  3,782,159
                                      ==========    ============    ============   ============     ============       ============

BALANCE AT SEPTEMBER 30, 2004         $       10    $    274,990    $  3,479,430   $          0     $          0       $  3,754,430

Redemption of stock from Third
    Federal Savings MHC                      (10)       (274,990)       (517,000)             0                0           (792,000)
Issuance of common stock, net of
    offering costs                         5,602       5,017,310               0              0                0          5,022,912
Unearned ESOP shares                           0               0               0       (448,150)               0           (448,150)
Accumulated other comprehensive
    income (loss)                              0               0               0              0          (21,896)           (21,896)
Net income (loss) for the six
    months ended March 31, 2005                0               0         (21,199)             0                0            (21,199)
                                      ----------    ------------    ------------   ------------     ------------       ------------

BALANCE AT MARCH 31, 2005             $    5,602    $  5,017,310    $  2,941,231   $   (448,150)    $    (21,896)      $  7,494,097
                                      ==========    ============    ============   ============     ============       ============


                                    See accompanying notes to consolidated financial statements.


                                                                 OC FINANCIAL, INC.
                                                              CONSOLIDATED STATEMENTS OF
                                                                COMPREHENSIVE INCOME
                                                             Three months ended March 31
                                                     -------------------------------------------

                                                           2005                         2004
                                                           ----                         ----
Net income                                           $          15,852         $         22,760

Other comprehensive income (loss):
     Unrealized gains/losses on securities, net                (21,896)                       0
                                                     -----------------         -----------------

Comprehensive income (loss)                          $          (6,044)        $         22,760
                                                     ==================        =================



                                                                  OC FINANCIAL, INC.
                                                               CONSOLIDATED STATEMENTS OF
                                                                 COMPREHENSIVE INCOME
                                                              Six months ended March 31
                                                     -------------------------------------------

                                                           2005                         2004
                                                           ----                         ----

Net income (loss)                                    $         (21,199)        $         52,440

Other comprehensive income (loss):
     Unrealized gains/losses on securities, net                (21,896)                       0
                                                     -----------------         -----------------

Comprehensive income (loss)                          $         (43,095)        $         52,440
                                                     =================         =================

           See accompanying notes to consolidated financial statements


                                                 OC FINANCIAL, INC.
                                        Consolidated Statements of CASH FLOWS
                                  For the Six Months Ended March 31, 2005 and 2004
                                                     (Unaudited)


                                                                                    For the six       For the six
                                                                                    months ended      months ended
                                                                                     3/31/2005         3/31/2004
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                            $      (21,199)   $        52,440
     Adjustments to reconcile net income (loss) to net cash
       from operating activities
         Depreciation and amortization                                                    50,651             46,895
         Provision for loan losses                                                             0             30,000
         Deferred fee/costs amortization                                                   2,804              5,931
         Federal Home Loan Bank stock dividends                                          (15,000)           (13,200)
         Net amortization/(accretion) on investment securities                             7,445              4,730
         Purchases of mutual funds                                                             0             (9,000)
         Gain on mutual funds                                                             (2,261)            (3,007)
         Gain on sale of securities                                                            0                  0
         Loans originated for sale                                                    (1,962,573)       (17,910,806)
         Proceeds from sale of loans                                                   1,933,729         17,798,462
         Net gains on sales of loans                                                    (110,733)          (217,845)
         Changes in other assets and other liabilities                                    69,001            (34,276)
                                                                                  --------------    ----------------
              Net cash from operating activities                                         (48,136)          (249,676)
                                                                                  ---------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities held to maturity
         Purchases                                                                    (6,511,787)        (5,673,380)
         Maturities, calls and principal payments                                      2,103,531          1,982,440
       Securities available for sale
         Purchases                                                                    (4,118,221)                 0
         Maturities, calls and principal payments                                              0                  0
     Net (increase)/decrease in loans                                                    108,148          1,433,450
     Net change in certificates of deposit in other financial institutions                     0            500,000
     Premises and equipment expenditures                                                  19,407             (4,758)
                                                                                  --------------    ----------------
              Net cash from investing activities                                      (8,398,922)        (1,762,248)
                                                                                  ---------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                              525,490            310,603
     Proceeds from Federal Home Loan Bank advances                                     3,300,000          6,046,000
     Repayment of Federal Home Loan Bank advances                                       (300,000)        (2,046,000)
     Redemption of stock from Third Federal Savings MHC                                 (792,000)                 0
     Proceeds from issuance of common stock, net of offering costs                     5,022,912                  0
     Cash provided to ESOP for purchase of shares                                       (448,150)                 0
                                                                                  --------------    ---------------
              Net cash from financing activities                                       7,308,252          4,310,603
                                                                                  --------------    ---------------

Net change in cash and cash equivalents                                               (1,138,806)         2,298,679

Cash and cash equivalents at beginning of quarter                                      4,485,049          1,878,351
                                                                                  --------------    ---------------

CASH AND CASH EQUIVALENTS AT END OF QUARTER                                       $    3,346,243    $     4,177,030
                                                                                  ==============    ===============

Supplemental disclosures of cash flow information Cash paid during the quarter for:
         Interest                                                                 $      692,983    $       635,557
         Income taxes                                                                          0             85,893
Noncash - transfer of credit card portfolio to held for sale                             624,389                  0


                             See accompanying notes to consolidated financial statements

                               OC FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

Note 1 - Basis of Presentation

OC Financial, Inc. (the "Company") was formed to serve as the stock holding company for Ohio Central Savings (the "Bank") as part of the Bank's conversion and reorganization from a mutual holding company structure. On March 31, 2005, the Bank completed its conversion and reorganization, and the Company issued stock to complete its offering. For a further discussion of the Company's formation and operations, see the Company's Registration Statement on Form SB-2, as amended, declared effective on February 11, 2005 (File Number 333-121411). Based upon the foregoing, the Unaudited Interim Financial Statements for periods ending prior to March 31, 2005 filed as part of this quarterly report are those of the Bank and its wholly owned subsidiary, AutoARM(R), LLC ("AutoARM(R)"). All significant inter-company balances and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ending March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005. The Bank's consolidated financial statements, as presented in the Company's Form SB-2, as amended, declared effective on February 11, 2005, should be read in conjunction with these statements.

Note 2 - Adoption of Plan of Conversion and Reorganization

On December 14, 2004, the Board of Directors of the Bank adopted a plan of conversion and reorganization pursuant to which the Bank would reorganize from a mutual holding company structure and become a wholly-owned subsidiary of the Company which would sell its common stock to eligible depositors of the Bank in a subscription offering and, if necessary, to the general public if a syndicated community offering is held.

Effective February 11, 2005, the Company received approval from both the Securities and Exchange Commission (File No. 333-121411) and the Office of Thrift Supervision to proceed with its planned stock offering equal to the pro forma market value of the Company and its subsidiaries, after giving effect to the offering. The offering closed on March 31, 2005 with gross proceeds of $5,601,980 received on the sale of 560,198 common shares. At March 31, 2005, $579,068 of costs for professional fees, printing and mailing expenses, commissions, and related expenses had been incurred and deducted from the gross proceeds of the stock offering. Such costs were paid to third parties unaffiliated with the Company. The net proceeds were used for general corporate purposes, including the purchase of mortgage-backed securities and funding of loans. The Company also provided $448,150 to the newly-established employee stock ownership plan, as discussed in Note 4.

Note 3 - Use of Estimates

The preparation of consolidated financial statements, in conformity with accounting principles generally acceptable in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expenses during the reported periods. Actual results could differ from current estimates. Estimates associated with the allowance for loan losses and the fair values of securities are particularly susceptible to change in the near term.

Note 4 - Employee Stock Ownership Plan

In connection with the stock offering, the Company established an Employee Stock Ownership Plan ("ESOP") for the benefit of its employees. The Company issued 44,815 shares of common stock to the ESOP in exchange for a 20-year note in the amount of $448,150. The interest rate is Prime floating, with annual principal and interest payments due on the last business day of December starting in 2005 and ending in 2024.The loan for the ESOP purchase was obtained from the Company.

Shares issued to the ESOP are allocated to ESOP participants based on principal and interest payments made by the ESOP on the loan from the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's contributions to the ESOP and earnings on ESOP assets.

As shares are released from collateral, the Company will report compensation expense equal to the current market price of the shares and the shares will become outstanding for earnings-per-share (EPS) computations. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce accrued interest.


 Note 5 - Earnings Per Share

Earnings per share subsequent to the conversion are zero since the stock offering closed on March 31, 2005 and there were no subsequent earnings attributable to the common stock for the periods presented. Common shares outstanding for purposes of the earnings per share calculation were as follows for the one day:

         Average shares outstanding                                560,198
         Average unearned ESOP shares                              (44,815)
                                                               -----------
         Weighted average common shares outstanding,
           basic and diluted                                       515,383
                                                               ===========

The Company currently has no potentially dilutive securities, although a stock option plan and a recognition and retention plan may be adopted in the future and may issue such securities.

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

GENERAL

        On March 31, 2005, Ohio Central Savings became the wholly owned subsidiary of OC Financial, Inc. after completing a conversion and reorganization from the mutual form of organization and a divestiture from Third Federal Savings and Loan Association of Cleveland, MHC.

        The Company's principal business has historically consisted of attracting deposits from the general public and the business community and making loans secured by various types of collateral, including vehicles, real estate and general business assets. The Company is significantly affected by prevailing economic conditions as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, housing and financial institutions. Deposit flows are influenced by a number of factors, including interest rates paid on competing investments, account maturities, fee structures, and level of personal income and savings. Lending activities are influenced by the demand for funds, the number and quality of lenders, and regional economic cycles. Sources of funds for lending activities of the Company include deposits, borrowings, payments on loans, maturities of securities and income provided from operations. The Company's earnings are primarily dependent upon the Company's net interest income, which is the difference between interest income and interest expense.

        Interest income is a function of the balances of loans and investments outstanding during a given period and the yield earned on such loans and investments. Interest expense is a function of the amount of deposits and borrowings outstanding during the same period and interest rates paid on such deposits and borrowings. The Company's earnings are also affected by the Company's provision for loan losses, service charges, gains from sales of loans, commission income, interchange fees, other income, operating expenses and income taxes.

CRITICAL ACCOUNTING POLICIES

        Certain of our accounting policies are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but without limitation, changes in interest rates, changes in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policy is the determination of the allowance for loan losses. OC Financial, Inc.'s and Ohio Central Savings' accounting policies are discussed in detail in Note 1 of the "Notes to the Consolidated Financial Statements" contained in its September 30, 2004 consolidated financial statements included in the registration statement on Form SB-2, as amended.

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

        The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as special mention, substandard, or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors. Management relies on observable data from internal and external sources to evaluate each of these factors, adjust assumptions and recognize changing conditions to reduce differences between estimated and actual observed losses from period to period. The evaluation of the allowance also takes into consideration the inherent imprecision of loss estimation models and techniques and includes general reserves for probable but undetected losses in categories of loans. While the Company continually refines and enhances the loss estimation models and techniques it uses to determine the appropriateness of the allowance for loan losses, there have been no material substantive changes to such models and techniques compared to prior periods. The portfolio consists primarily of smaller balance homogeneous loans, therefore, impaired loans are analyzed primarily on a pooled basis for purposes of establishing the allowance for loan losses.

        The allowance for loan losses and related provision expense can also be susceptible to material change as a result of significant changes in individual borrower circumstances on larger dollar loans. Given that the Company's portfolio consists primarily of automobile loans, the variability in the allowance and provision for loan losses would normally be the result of economic and other trends in its lending market area, changes in the quality of its lending staff, collection practices and loan administration. Adverse changes in these areas could result in increases in non-performing loans and loan charge-offs, requiring increases to the provision and allowance for loan losses.

BUSINESS STRATEGY

        Prior to our three and one-half year affiliation with Third Federal Savings and Loan Association of Cleveland ("Third Federal"), Ohio Central Savings was a full service community-based savings institution generating a wide variety of loans for our customers. As a result of our affiliation, and as part of our strategic plan, our potential mortgage loan customers were referred to Third Federal. We also increased our automobile lending program as part of the alliance through marketing efforts with Third Federal. During our affiliation with Third Federal we originated $117.0 million in automobile loans, 80% of which were sold to Third Federal. Also during our three-year affiliation our mortgage portfolio declined by $11.3 million or about 63.1% from $17.9 million to $6.6 million. We plan to reinitiate mortgage lending activity within our market areas following our separation from Third Federal and to retain automobile loans in our portfolio. During the quarter ended March 31, 2005, $1,169,000 of mortgages were funded, with another $380,000 in the pipeline. We anticipate the increased lending activity will result in higher levels of earnings, but there can be no guarantee that we will be able to accomplish this objective. We plan to retain these loans in our portfolio, subject to our interest rate risk and liquidity management needs, in order to improve our earnings.

        We will also pursue growth in other loan and deposit accounts within our market areas. We also plan to market home equity loans and credit card accounts. We will seek deposit accounts in a blend of certificate of deposits, NOW accounts and money market accounts to provide funds for lending activities. Due to the limits of our capital base, our ability to increase interest earning assets had been constrained even though we otherwise had the resources to increase our lending operations. Our profitability was marginal in the last fiscal year. We believe our increased capital levels will allow us to improve our profitability by increasing interest earning assets such as loans and to reduce substantially our reliance on income from securities in our investment portfolio. We do not anticipate the need to hire any new employees, however, in connection with the completion of the conversion and reorganization.

        We will also continue to pursue our automobile loan origination and servicing business offered to other financial institutions through our AutoARM(R) subsidiary. This subsidiary was formed in August 2003 and is a third party originator and servicer of direct automobile loans for other financial institutions. AutoARM(R) is a program designed by Ohio Central Savings to offer these services to other financial institutions in a manner similar to the method that was developed to be used with Third Federal. Loans originated and funded by AutoARM(R) will not earn a gain on sale to the other institutions but will generate servicing income. We had not actively marketed AutoARM's(R) services until late 2004, as we were building the operational systems to support its operations. As a result, AutoARM(R) had not contracted with any financial institutions as of December 31, 2004. During the quarter ended March 31, 2005, AutoARM(R) generated $3,500 in revenue as the result of entering into an agreement to service a portfolio for a new AutoARM (R) partner institution.

        Our marketing efforts for AutoARM(R) into 2005 have resulted in agreements being signed with two additional financial institutions. These institutions will use AutoARM(R) for origination and servicing of new loans.

        We also intend to focus on the following:

        o GROWING OUR ASSETS. Immediately following completion of the conversion and reorganization, we increased our assets by purchasing mortgage-backed securities and one- to four-family residential mortgage loans to increase our earnings until we are able to originate a sufficient volume of loans to provide a higher level of earnings.

        o RETAINING LOANS. We intend to retain more loans, such as residential mortgage loans, in our loan portfolio in order to increase our interest-earning assets and income. Due to our restricted capital base we have not been able to retain as many loans as we could with a larger capital base.

        o REDUCING OUR SECURITIES PORTFOLIO. Over the first few years following completion of the conversion and reorganization, we intend to reduce our mortgage-backed and other mortgage related securities portfolio (including those securities that we purchase soon after the completion of the conversion and reorganization as discussed above) by reinvesting the cash flows from held to maturity securities in residential mortgage and other loans that should provide a higher yield. Available-for-sale securities may be sold to meet loan demand that cannot be funded through deposit acquisition or other funding sources. We will continue to invest in such securities as necessary for interest-rate risk and liquidity management.

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

COMPARISON OF RESULTS OF OPERATION FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

        GENERAL. Our income for the three months ended March 31, 2005 was $15,852 compared to $22,760 in income for the three months ended March 31, 2004.

        A number of factors contributed to the decrease in income, including flat interest income, increased interest expense, decreased fee income, and decreased loan sale gains, partially offset by reduced operating expenses. During the quarter ended March 31, 2005, no automobile loans were sold, while the sale of our Visa credit card portfolio to a third party was negotiated and completed. A pre-tax gain of $92,000 was recognized for this one-time event during the quarter ending March 31, 2005. In addition, continued replacement of higher interest rate automobile loans with new, lower interest rate loans and replacing the lack of mortgage loan originations with lower yielding mortgage-backed securities also had a negative effect on income.

        INTEREST INCOME. Interest income increased to $675,000 for the three months ended March 31, 2005 from $672,000 for the three months ended March 31, 2004. The primary reason for the increase in interest income was an increase of $6,000 in income on Fed Funds sold and an increase of $50,000 in investment income, offset by a $53,000 decrease in loan income. The decrease in loan income was primarily due to declining yields in the portfolio as older, higher rate loans were repaid and replaced by loans at lower rates. The weighted average yield on loans decreased from 6.25% for the three months ended March 31, 2004 to 5.33% for the three months ended March 31, 2005. This decrease was due to decreases in market interest rates and the short term nature of the majority of our loan portfolio. The weighted average yield on securities increased from 4.41% for the three months ended March 31, 2004 to 4.69% for the three months ended March 31, 2005 as longer duration mortgage-backed securities were added to the portfolio to offset prepayments and amortization on older, higher yielding securities. Total average interest earning assets increased $5.3 million from the three months ended March 31, 2004 to the three months ended March 31, 2005, and the weighted average yield on interest earning assets declined 44 basis points from 5.09% to 4.65%. As we intend to increase our emphasis on residential mortgage lending, this trend of increasing interest earning assets may continue.

        INTEREST EXPENSE. Interest expense increased $41,000 to $358,000 for the three months ended March 31, 2005 from $317,000 for the three months ended March 31, 2004. The increase in interest expense was partly due to an increase in average Federal Home Loan Bank advances of $1.5 million. Interest expense on Federal Home Loan Bank advances increased $15,000 to $212,000 for the three months ended March 31, 2005 from $197,000 for the three months ended March 31, 2004. Federal Home Loan Bank advances increased to $19.5 million at March 31, 2005 from $16.5 million at March 31, 2004. This increase was partially offset by a 5 basis point decrease in the weighted average cost of Federal Home Loan Bank advances to 4.74% for the three months ended March 31, 2005, from 4.79% the three months ended March 31, 2004. The increase in interest expense was also due to an increase in the cost of deposits attributable to the increase in short-term market interest rates during 2004 and early 2005. Interest expense on deposits increased $25,000 to $145,000 for the quarter ending March 31, 2005 from $120,000 for the quarter ending March 31, 2004. Average deposits increased by $2.8 million and the average cost increased 18 basis points to 1.77% for the quarter ending March 31, 2005 from 1.59% for the quarter ending March 31, 2004.

        As interest rates stabilize or increase, we expect interest expense will increase as our cost of interest bearing liabilities increase through higher rates on existing deposits and on new deposits. Our average weighted cost of funds was 2.73% for the three months ended March 31, 2005 compared to 2.72% for the three months ended March 31, 2004.

        NET INTEREST INCOME. Net interest income decreased $37,000 to $317,000 for the three months ended March 31, 2005 from $354,000 for the three months ended March 31, 2004. The decrease in net interest income is primarily the result of increasing interest rates for deposits and a continuing shift from loans to investments as described above. Our net interest margin was 2.19% for the three months ended March 31, 2005 compared to 2.69% for the three months ended March 31, 2004.

        PROVISION FOR LOAN LOSSES. The Company establishes provisions for loan losses, which are charged to operations, at a level required to reflect probable and estimable credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers' ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Large groups of smaller balance homogeneous loans, such as automobile loans, residential real estate and other consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions and other relevant data. Larger non-homogeneous loans such as commercial loans for which management has concerns about the borrowers' ability to repay are evaluated individually, and specific allowances are provided for such loans when necessary.

        Based on management's evaluation of the above factors, no provision was made for the three months ended March 31, 2005 compared to $15,000 made for the three months ended March 31, 2004. The decrease in provision for loan losses is primarily attributable to decreased loan levels as discussed above. The amount of general allowance allocations made for smaller balance homogeneous loans decreased during the three months ended March 31, 2005 primarily resulting from the performance of the portfolio, actual losses and recoveries. Loan charge-offs were $35,000, including $23,000 of Visa fraud losses that were charged off with the sale of the portfolio, for the three months ended March 31, 2005, up from $13,000 for the three months ended March 31, 2004. Recoveries were $1,000 for the three months ended March 31, 2005, compared to $14,000 for the three month period ended March 31, 2004.

        While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of March 31, 2005 was maintained at a level that represents management's best estimate of probable incurred losses in the loan portfolio. As noted above, the sale of the Visa portfolio was completed during the three months ended March 31, 2005 with accumulated fraud losses charged off due to all recovery alternatives being exhausted. These probable incurred losses were already incorporated into previous provision decisions made by management. Thus, the sale of the Visa portfolio removed this source of further probable incurred losses from the provision analysis for the period ended March 31, 2005. In addition, management evaluated the increase in non-performing loans and ascertained that given the borrowers' situations and collateral that no additional provision was necessary during the period.

        NON-INTEREST INCOME. Non-interest income decreased $29,000 to $240,000 for the three months ended March 31, 2005 from $269,000 for the three months ended March 31, 2004. The overall decrease in non-interest income was primarily due to lower fee income and lower automobile loan sales, partially offset by the one-time gain on the sale of the Visa portfolio as discussed above.

        NON-INTEREST EXPENSE. Non-interest expenses decreased $41,000 to $533,000 for the quarter ending March 31, 2005 from $574,000 for the quarter ended March 31, 2004. Decreases in compensation and marketing expenses associated with reduced loan volume were only partially offset by increases in professional fees associated with operating as a public company.

        INCOME TAX EXPENSE. Income tax expense for the three months ended March 31, 2005 was $9,000, down from $12,000 for the three months ended March 31, 2004. The Company's effective federal income tax rate was 35.8% and 35.3% for the periods ending March 31, 2005 and 2004 respectively.

COMPARISON OF RESULTS OF OPERATION FOR THE SIX MONTHS ENDED MARCH 31, 2005 AND 2004

        GENERAL. Our loss for the six months ended March 31, 2005 was $21,199 compared to $52,440 in income for the six months ended March 31, 2004.

        Our loss resulted primarily from the change in the volume of loans sold to Third Federal, decreasing to $2.1 million for the six months ended March 31, 2005 from $15.6 million for the six months ended March 31, 2004. This represents a reduction in auto loans sold of $13.5 million. During the quarter ended March 31, 2005, the sale of the Visa credit card portfolio to a third party was negotiated and completed. A pre-tax gain of $92,000 was recognized for this one-time event. Pre-tax gain from loan sales was $111,000 for the six months ended March 31, 2005, compared to $218,000 for the six months ended March 31, 2004, a decrease of $107,000. In addition, continued replacement of higher interest rate automobile loans with new, lower interest rate loans and replacing the lack of mortgage loan originations with lower yielding mortgage-backed securities also had a negative effect on income.

        INTEREST INCOME. Interest income decreased $24,000 to $1,319,000 for the six months ended March 31, 2005 from $1,343,000 for the six months ended March 31, 2004. The primary reason for the decrease in interest income was a $118,000 decrease in loan income to $701,000 from $819,000 for the six months ended March 31, 2005 and 2004, respectively. A $79,000 increase in investment income and $14,000 increase in other interest income to $617,000 from $525,000 for the six months ended March 31, 2005 and March 31, 2004 respectively partially offset the decrease in loan interest income. The decrease in loan income was primarily due to declining yields in the portfolio as older, higher rate loans were repaid and replaced by loans at lower rates. The weighted average yield on loans decreased from 6.37% for the six months ended March 31, 2004 to 5.41% for the three months ended March 31, 2005. The weighted average yield on securities was unchanged at 4.39% for the six month periods ended March 31, 2004 and March 31, 2005. Total average interest earning assets increased $4.1 million from the six months ended March 31, 2004 to the six months ended March 31, 2005, and the weighted average yield on interest earning assets declined 47 basis points from 5.19% to 4.72%. As we intend to increase our emphasis on residential mortgage lending, this trend of increasing interest earning assets may continue.

        INTEREST EXPENSE. Interest expense increased $57,000 to $693,000 for the six months ended March 31, 2005 from $636,000 for the six months ended March 31, 2004. The increase in interest expense was primarily due to an increase in Federal Home Loan Bank advances of $3.0 million. Interest expense on Federal Home Loan Bank advances increased $27,000 to $413,000 for the six months ended March 31, 2005 from $386,000 for the six months ended March 31, 2004. Federal Home Loan Bank advances increased to $19.5 million at March 31, 2005 from $16.5 million at March 31, 2004. This increase was partially offset by a 23 basis point decrease in the weighted average cost of Federal Home Loan Bank advances to 4.61% for the six months ended March 31, 2005, from 4.84% the three months ended March 31, 2004.

        As interest rates stabilize or increase, we expect interest expense will increase as our cost of interest bearing liabilities increase through higher rates on existing deposits and on new deposits. Our average weighted cost of funds was 2.75% for the six months ended March 31, 2005 compared to 2.78% for the six months ended March 31, 2004. Interest expense on deposits increased $30,000 to $280,000 for the six months ended March 31, 2005 from $250,000 for the six months ended March 31, 2004. Our weighted average cost of deposits was 1.73% for the six months ended March 31, 2005 compared to 1.68% for the six months ended March 31, 2004. The increase in interest expense was attributable to increases in interest rates paid on deposit accounts and borrowings along with an increase in average interest bearing liabilities of $4.7 million for the three months six March 31, 2005 compared to the six months ended March 31, 2004.

        NET INTEREST INCOME. Net interest income decreased $81,000 to $626,000 for the six months ended March 31, 2005 from $707,000 for the six months ended March 31, 2004. The decrease in net interest income is primarily the result of declining interest rates and a continuing shift from loans to investments as described above. Our net interest margin was 2.24% for the six months ended March 31, 2005 compared to 2.73% for the six months ended March 31, 2004.

        PROVISION FOR LOAN LOSSES. As discussed above, we establish provisions for loan losses, which are charged to operations, at a level required to reflect probable and estimable credit losses in the loan portfolio. Based on management's evaluation of these factors, no provision was made for the six months ended March 31, 2005 compared to $30,000 made for the six months ended March 31, 2004. The decrease in provision for loan losses is primarily attributable to decreased loan levels as discussed above. The amount of general allowance allocations made for smaller balance homogeneous loans decreased during the six months ended March 31, 2005 primarily resulting from the performance of the portfolio, actual losses and recoveries. Loan charge-offs were $40,000, including $23,000 in Visa fraud losses charged off in connection with the Visa portfolio sale described earlier, for the six months ended March 31, 2005, up from $19,000 for the six months ended March 31, 2004. Recoveries were $2,000 during the six month period ended March 31, 2005, compared to $15,000 recovered during the six month period ended March 31, 2004.

        While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of March 31, 2005 was maintained at a level that represents management's best estimate of probable incurred losses in the loan portfolio. As noted above, the sale of the Visa portfolio was completed during the six months ended March 31, 2005 with accumulated fraud losses charged off due to all recovery alternatives being exhausted. These probable incurred losses were already incorporated into previous provision decisions made by management. Thus, the sale of the Visa portfolio removed this source of further probable incurred losses from the provision analysis for the period ended March 31 2005. In addition, management evaluated the increase in non-performing loans and ascertained that given the borrowers' situations and collateral that no additional provision was necessary during the period.

        NON-INTEREST INCOME. Non-interest income decreased $99,000 to $432,000 for the six months ended March 31, 2005 from $531,000 for the six months ended March 31, 2004. The overall decrease in non-interest income was primarily due to lower auto loan sales to Third Federal, partially offset by the sale of the Visa loan portfolio as discussed above.

        NON-INTEREST EXPENSE. Non-interest expense decreased $37,000 from $1,127,000 for the six months ended March 31, 2005 compared to the six months ended March 31, 2004. With the reduction in loan volume, all categories of operating expense other than compensation and audit decreased compared to the prior period. The increases in audit and compensation expense were the result of our proposed separation from Third Federal. The proposed transaction required an audit of Ohio Central Savings separate from the audit of Third Federal. Increased compensation expenses are being incurred due to the termination of Third Federal benefit plans for our employees.

        INCOME TAX EXPENSE. Income tax credit for the six months ended March 31, 2005 was $11,000. For the six months ended March 31, 2004, income tax expense was $29,000. Ohio Central Savings' effective federal income tax rate was 33.8% and 35.3% for the periods ending March 31, 2005 and 2004, respectively.

CHANGES IN FINANCIAL CONDITION FROM SEPTEMBER 30, 2004 TO MARCH 31, 2005.

        GENERAL. Total assets increased by $7.3 million, or 13.1%, to $62.9 million at March 31, 2005 from $55.6 million at September 30, 2004. The increase was primarily the result of an increase in investments held to maturity of $4.4 million, investments available for sale of $4.1 million, and first mortgage loans of $814,000, partially offset by a decrease in federal funds sold of $1.3 million. The increase in total assets was funded by an increase in customer deposits of $525,000, an increase in Federal Home Loan Bank advances of $3.0 million and a net increase in shareholders' equity of $3.7 million.

        ASSETS. Our loan portfolio was relatively unchanged at $26.1 million from September 30, 2004 to March 31, 2005. Within the loan category, a $600,000 decrease is attributable to the sale of our Visa loan portfolio, while mortgage loans increased $814,000 and all other categories decreased $214,000. Our lending strategy changed significantly during the three year affiliation with Third Federal, emphasizing the origination of auto loans and decreasing originations of mortgage loans. With the divestiture from Third Federal, we have resumed our mortgage lending activity. As a result, first mortgage loans were increased $814,000 from $6.6 million at September 30, 2004 to $7.4 million at March 31, 2005.

        The allowance for loan losses was $193,000 at March 31, 2005 or 0.73% of loans, compared to $231,000, or 0.87% of loans at September 30, 2004. The allowance for loan losses consists of general allowance allocations made for pools of homogeneous loans and specific allowances on individual loans for which management has significant concerns regarding the borrowers' ability to repay the loans in accordance with the terms of the loans. Non-performing loans totaled $59,000 and $39,000 at March 31, 2005 and September 30, 2004, respectively. In determining the amount of allowance for loan loss allocations needed for non-performing loans, management has considered expected future borrower cash flows and the fair value of underlying collateral. The amount of allowance for loan losses allocated to individual loan relationships remained fairly stable in the three months ended March 31, 2005, increasing to $80,000 at March 31, 2005 from $77,000 at September 30, 2004.

        DEPOSITS. Total deposits increased by $525,000, or 1.6%, to $32.8 million at March 31, 2005 from $32.3 million at September 30, 2004. NOW accounts increased $44,000, time deposits increased $1,952,000, savings deposits decreased $1,229,000, and money market accounts decreased $242,000. The increase in deposits was a result of our efforts to expand our customer base in existing markets through improved products and marketing. The number of deposit accounts has declined in recent years as we have focused on attracting larger depositors, and we have implemented fee programs that discourages accounts with very low balances. We plan to continue this strategy.

        BORROWINGS. Federal Home Loan Bank advances increased $3.0 million, or 18.3% to $19.5 million at March 31, 2005 from $16.5 million at September 30, 2004. The additional Federal Home Loan Bank advances were used to fund investment portfolio growth to improve net interest income. We expect that Federal Home Loan Bank advances will continue to provide the Company with a significant additional funding source to meet the needs of its lending activities.

        SHAREHOLDERS' EQUITY. Total consolidated shareholders' equity for OC Financial, Inc. increased $3.7 million, or 99.3%, to $7.5 million at March 31, 2005 from $3.75 million at September 30, 2004. The increase in equity was the result of the completion of the stock offering for OC Financial, Inc. as part of the conversion and reorganization of Ohio Central Savings. Gross proceeds from the offering were $5.6 million. Offering expenses paid by Ohio Central Savings of $579,000 through March 31, 2005 were subtracted from the offering proceeds, along with $448,000 in unearned ESOP shares excluded from equity until the shares are earned.

        CAPITAL RESOURCES. At March 31, 2005, capital at Ohio Central Savings totaled $6.7 million. Management monitors the capital levels of Ohio Central Savings to provide for current and future business opportunities and to meet regulatory guidelines for "well-capitalized" institutions.

        Ohio Central Savings is required by the Office of Thrift Supervision to meet minimum capital adequacy requirements. Ohio Central Savings' actual and required levels of capital as reported to the Office of Thrift Supervision at March 31, 2005 are as follows:

                                                                                              TO BE WELL
                                                                                          CAPITALIZED UNDER
                                                                    FOR CAPITAL           PROMPT CORRECTIVE
                                            ACTUAL               ADEQUACY PURPOSES        ACTION PROVISIONS
                                   -----------------------   -----------------------   -----------------------
                                     AMOUNT        RATIO       AMOUNT        RATIO       AMOUNT        RATIO
                                   ----------    ---------   ----------    ---------   ----------    ---------
                                                             (DOLLARS IN THOUSANDS)
AS OF MARCH 31, 2005
Total capital (to risk weighted
assets).........................    $   6,857      22.95%     $   2,390      8.0%     $   2,987      10.0%
Tier 1 (core) capital (to risk
weighted assets)................    $   6,664      22.31%     $   1,195      4.0%     $   1,792       6.0%
Tier 1 (core) capital (to
adjusted total assets)..........    $   6,664      10.60%     $   2,515      4.0%     $   3,143       5.0%

LIQUIDITY

        Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. the Company relies on a number of different sources in order to meet its potential liquidity demands. The primary sources are increases in deposit accounts and cash flows from loan payments and the securities portfolio.

        In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. At March 31, 2005, Ohio Central Savings had additional borrowing capacity of $9.1 million with the Federal Home Loan Bank of Cincinnati. Additionally, Ohio Central Savings has access to the Federal Reserve Bank of Cleveland discount window for borrowing. The available line at the discount window is $13.8 million. The stock offering will increase our liquidity until such time that we deploy the net proceeds from cash and other short-term investments to loans consistent with our business plan submitted to the Office of Thrift Supervision in connection with the stock offering and our business strategy discussion in this Prospectus.

        Our stock offering provided significant additional liquidity and capital resources. As our liquidity positions have historically been maintained to provide for loan demand and deposit run-off, the stock offering proceeds may provide excess liquidity in the near term. The additional liquidity and capital resources from the stock offering will help provide for the future growth of the Company.

ITEM 3 - Controls and Procedures

        An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2005. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

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

                                 March 31, 2005

                           PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

        There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        See Note 2 of Item 1 regarding the Company's sale of common stock that was completed on March 31, 2005.

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

                                 March 31, 2005

                           PART II - OTHER INFORMATION

                                   Signatures



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                OC FINANCIAL, INC.
                                (Registrant)




Date: May 16, 2005              /s/ Robert W. Hughes
                                ------------------------------------------------
                                Robert W. Hughes - Chairman, President and Chief
                                Executive Officer




Date:  May 16, 2005             /s/ H. Stewart Fitz Gibbon III
                                ------------------------------------------------
                                H. Stewart Fitz Gibbon III - Vice President and
                                Chief Financial Officer