Form 10QSB
period 2005-06-30
OC Financial Inc
filed 2005-08-15
CIK 1310273

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


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

Issuer's telephone number, including area code (800) 678-6228.

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

               Class                            Outstanding at June 30, 2005
   Common Stock,  $.01 Par Value                           560,198

          Transitional Small Business Disclosure Format YES [ ] NO [X]

                               OC FINANCIAL, INC.

                          Form 10-QSB Quarterly Report

                                Table of Contents


                          PART I. FINANCIAL INFORMATION

                                                                     Page Number

Item 1.         Financial Statements ......................................    1
Item 2.         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations......................   10
Item 3.         Controls and Procedures....................................   20

                           PART II. OTHER INFORMATION

Item 1.         Legal Proceedings..........................................   21
Item 2.         Unregistered Sales of Equity Securities and
                  Use of Proceeds..........................................   21
Item 3.         Defaults Upon Senior Securities............................   21
Item 4.         Submission of Matters to a Vote of Security Holders........   21
Item 5.         Other Information..........................................   21
Item 6.         Exhibits...................................................   21

Signature Page     ........................................................   22


                                        PART I: FINANCIAL INFORMATION; Item 1

                                                 OC FINANCIAL, INC.
                                             CONSOLIDATED BALANCE SHEETS
                                        June 30, 2005 and September 30, 2004


                                                                                    June 30,        September 30,
                                                                                      2005               2004
                                                                                      ----               ----
                                                                                  (UNAUDITED)
ASSETS

Cash and due from financial institutions                                        $     1,198,550    $        665,049
Federal funds sold                                                                    2,108,000           3,820,000
                                                                                ---------------    ----------------
     Total cash and cash equivalents                                                  3,306,550           4,485,049
Investment in mutual funds                                                                                   58,196
Certificates of deposit in other financial institutions                                  99,000              99,000
Securities held to maturity (fair value:  6/30/05 - $26,178,231;
9/30/04 - $22,961,177)                                                               26,294,356          22,970,895
Securities available for sale                                                                 0                   0
Federal Home Loan Bank stock                                                            712,400             688,900
Loans, net of allowance of $203,328 at June 30, 2005 and
   $230,585 at September 30, 2004                                                    28,245,921          26,104,278
Loans held for sale                                                                           0              92,296
Premises and equipment, net                                                             684,895             732,892
Accrued interest receivable                                                             212,207             181,177
Prepaid expenses                                                                         83,390              70,627
Other assets                                                                            132,034              84,072
                                                                                ---------------    ----------------

     Total assets                                                               $    59,770,753    $     55,567,382
                                                                                ===============    ================

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
     Savings deposits                                                           $    13,273,951    $     13,687,434
     Demand deposits                                                                  6,270,159           6,838,187
     Money market deposits                                                            2,536,510           3,007,420
     Time deposits                                                                   10,591,407           8,727,589
                                                                                ---------------    ----------------
         Total deposits                                                              32,672,027          32,260,630
Federal Home Loan Bank advances                                                      16,450,000          16,450,000
Payments collected on loans sold                                                      2,245,816           1,946,878
Accrued interest payable                                                                 68,115              67,342
Drafts in process                                                                       668,431             798,860
Other liabilities                                                                       239,189             289,242
                                                                                ---------------    ----------------
     Total liabilities                                                               52,343,578          51,812,952

Commitments and contingent liabilities

Preferred stock, $0.01 par value; 5,000,000 shares authorized,
    0 shares issued and outstanding                                                           0                   0
Common stock, $0.01 par value; 2005 - 15,000,000 shares authorized,
    560,198 shares issued and outstanding; 2004 - 1,000 shares
    authorized, issued and outstanding                                                    5,602                  10
Additional paid-in capital                                                            4,949,797             274,990
Unearned ESOP shares                                                                   (448,150)                  0
Retained earnings                                                                     2,919,926           3,479,430
Accumulated other comprehensive income (loss)                                                 0                   0
                                                                                ---------------    ----------------
     Total shareholders' equity                                                       7,427,175           3,754,430
                                                                                ---------------    ----------------

     Total liabilities and shareholders' equity                                 $    59,770,753    $     55,567,382
                                                                                ===============    ================


                            See accompanying notes to consolidated financial statements.


                                                 OC FINANCIAL, INC.
                                          CONSOLIDATED STATEMENTS OF INCOME
                                  For the Three Months Ended June 30, 2005 and 2004
                                                     (Unaudited)


                                                                                  For the three      For the three
                                                                                   months ended       months ended
                                                                                     June 30,           June 30,
                                                                                       2005               2004
                                                                                       ----               ----
INTEREST INCOME
     Loans, including fees                                                        $      370,373    $       394,301
     Securities and other investments                                                    338,684            268,950
     Federal funds sold and other                                                         18,312              7,568
                                                                                  --------------    ---------------
                                                                                         727,369            670,819

INTEREST EXPENSE
     Deposits                                                                            147,454            124,328
     Federal Home Loan Bank advances                                                     218,463            196,550
                                                                                  --------------    ---------------
                                                                                         365,917            320,878
                                                                                  --------------    ---------------

NET INTEREST INCOME                                                                      361,452            349,941
Provision for loan losses                                                                 12,000              5,000
                                                                                  --------------    ---------------
NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                                                            349,452            344,941

NONINTEREST INCOME
     Service charges and other deposit fees                                               88,175            104,703
     Gain (loss) on loan sales                                                            (3,878)            48,217
     Gain on sale of securities                                                            4,632                  0
     Income from servicing of loans                                                       55,303             34,262
     Visa and ATM interchange income                                                      12,909             17,469
     Other                                                                                12,039              5,209
                                                                                  --------------    ---------------
                                                                                         169,180            209,860

NONINTEREST EXPENSE
     Compensation and benefits                                                           282,117            270,882
     Occupancy and equipment                                                              30,031             27,701
     Depreciation and amortization                                                        29,718             28,080
     Computer processing expense                                                          23,428             22,109
     VISA and ATM expense                                                                 24,329             27,779
     Bank service charges                                                                 19,871             20,643
     Collection and loan expense                                                           7,251              8,035
     Advertising and promotion                                                            32,371             51,896
     Other insurance premiums                                                              4,896              7,858
     Professional and supervisory fees                                                    30,311             12,700
     State franchise tax expense                                                          10,725             11,375
     Other                                                                                55,981             62,017
                                                                                  --------------    ---------------
                                                                                         551,029            551,075
                                                                                  --------------    ---------------

INCOME (LOSS) BEFORE INCOME TAXES                                                        (32,397)             3,726

Income tax expense (benefit)                                                             (11,092)             1,344
                                                                                  ---------------   ---------------

NET INCOME (LOSS)                                                                 $      (21,305)   $         2,382
                                                                                  ===============   ===============

Basic earnings (loss) per share since conversion                                  $        (0.04)
                                                                                  ===============
Diluted earnings (loss) per share since conversion                                $        (0.04)
                                                                                  ===============


                           See accompanying notes to consolidated financial statements.


                                                 OC FINANCIAL, INC.
                                          CONSOLIDATED STATEMENTS OF INCOME
                                  For the Nine Months Ended June 30, 2005 and 2004
                                                     (Unaudited)


                                                                                   For the nine      For the nine
                                                                                   months ended      months ended
                                                                                     June 30,          June 30,
                                                                                       2005              2004
                                                                                       ----              ----
INTEREST INCOME
     Loans, including fees                                                        $    1,071,713    $     1,212,818
     Securities and other investments                                                    935,562            787,314
     Federal funds sold and other                                                         33,881             14,091
                                                                                  --------------    ---------------
                                                                                       2,046,156          2,014,223

INTEREST EXPENSE
     Deposits                                                                            427,596            374,369
     Federal Home Loan Bank advances                                                     631,304            582,307
                                                                                  --------------    ---------------
                                                                                       1,058,900            956,676

NET INTEREST INCOME                                                                      987,256          1,057,547
Provision for loan losses                                                                 12,000             35,000
                                                                                  --------------    ---------------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                                                            975,256          1,022,547

NONINTEREST INCOME
     Service charges and other deposit fees                                              267,616            301,703
     Gain on loan sales                                                                  106,855            266,062
     Gain on sale of securities                                                            4,632                  0
     Income from servicing of loans                                                      119,624            100,941
     Visa and ATM interchange income                                                      48,319             48,624
     Other                                                                                54,223             23,243
                                                                                  --------------    ---------------
                                                                                         601,269            740,573
NONINTEREST EXPENSE
     Compensation and benefits                                                           839,408            847,363
     Occupancy and equipment                                                              86,672             87,656
     Depreciation and amortization                                                        88,666             83,271
     Computer processing expense                                                          65,253             72,173
     VISA and ATM expense                                                                 78,050             69,049
     Bank service charges                                                                 59,013             56,308
     Collection and loan expense                                                          23,267             26,132
     Advertising and promotion                                                           101,482            150,834
     Other insurance premiums                                                             14,357             25,455
     Professional and supervisory fees                                                    89,511             38,706
     State franchise tax expense                                                          33,150             31,703
     Other                                                                               162,118            189,728
                                                                                  --------------    ---------------
                                                                                       1,640,947          1,678,378
                                                                                  --------------    ---------------

INCOME (LOSS) BEFORE INCOME TAXES                                                        (64,422)            84,742

Income tax expense (benefit)                                                             (21,919)            29,920
                                                                                  ---------------   ---------------

NET INCOME (LOSS)                                                                 $      (42,503)   $        54,822
                                                                                  ===============   ===============

Basic earnings (loss) per share since conversion                                  $        (0.04)
                                                                                  ===============
Diluted earnings (loss) per share since conversion                                $        (0.04)
                                                                                  ===============


                            See accompanying notes to consolidated financial statements.


                                                         OC FINANCIAL, INC.
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                              Three Months ended June 30, 2005 and 2004
                                                             (unaudited)


                                                                                                      Accumulated
                                                          Additoinal                                      Other            Total
                                            Common         Paid in         Retained      Unearned     Comprehensive    Shareholders'
                                             Stock         Capital         Earnings        ESOP       Income (Loss)        Equity
BALANCE AT MARCH 31, 2004                 $       10    $    274,990    $  3,507,159    $        0     $        0     $  3,782,159

Net income for the three months
    ended June 30, 2004                                                        2,382                                         2,382
                                          ----------    ------------    ------------    ----------     ----------     ------------

BALANCE AT JUNE 30, 2004                  $       10    $    274,990    $  3,509,541    $        0     $        0     $  3,784,541
                                          ==========    ============    ============    ==========     ==========     ============

BALANCE AT MARCH 31, 2005                 $    5,602    $  5,017,310    $  2,941,231    $ (448,150)    $  (21,896)    $  7,494,097

Capital transfer for conversion costs              0         (67,512)              0             0              0          (67,512)
Interest paid to OCF on ESOP loan                  0               0               0             0              0                0
Unearned ESOP shares                               0               0               0             0              0                0
Accumulated other comprehensive
    income (loss)                                  0               0               0             0         21,896           21,896
Net income (loss) for the three
    months ended June 30, 2005                                               (21,305)                                      (21,305)
                                          ----------    ------------    ------------    ----------     ----------     ------------

BALANCE AT JUNE 30, 2005                  $    5,602    $  4,949,797    $  2,919,926    $ (448,150)    $        0     $  7,427,176
                                          ==========    ============    ============    ==========     ==========     ============


                                    See accompanying notes to consolidated financial statements.


                                                         OC FINANCIAL, INC.
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                              Nine Months ended June 30, 2005 and 2004
                                                             (unaudited)


                                                                                                      Accumulated
                                                          Additoinal                                      Other            Total
                                            Common         Paid in         Retained      Unearned     Comprehensive    Shareholders'
                                             Stock         Capital         Earnings        ESOP       Income (Loss)        Equity
BALANCE AT SEPTEMBER 30, 2003             $       10    $    274,990    $  3,454,719    $        0     $        0     $  3,729,719

Net income for the nine months
     ended June 30, 2004                                      54,822                                                        54,822
                                          ----------    ------------    ------------    ----------     ----------     ------------

BALANCE AT JUNE 30, 2004                  $       10    $    274,990    $  3,509,541    $              $              $  3,784,541
                                          ==========    ============    ============    ==========     ==========     ============

BALANCE AT SEPTEMBER 30, 2004             $       10    $    274,990    $  3,479,430    $        0     $        0     $  3,754,430

Redemption of stock from Third
     Federal Savings MHC                         (10)       (274,990)       (517,000)            0              0         (792,000)
Issuance of common stock, net of
     offering costs                            5,602       5,017,310               0             0              0        5,022,912
Unearned ESOP shares                               0               0               0      (448,150)             0         (448,150)
Capital transfer for conversion
     costs                                         0         (67,512)              0                                       (67,512)
Accumulated other comprehensive
     income (loss)                                 0               0               0             0              0                0
Net income (loss) for the nine
     months ended June 30, 2005                                              (42,503)                                      (42,504)
                                          ----------    ------------    ------------    ----------     ----------     ------------

BALANCE AT JUNE 30, 2005                  $    5,602    $  4,949,797    $  2,919,926    $ (448,150)    $        0     $  7,427,176
                                          ==========    ============    ============    ==========     ==========     ============


                                    See accompanying notes to consolidated financial statements.


                                                                   OC FINANCIAL, INC.
                                                    CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                              Three months ended June 30
                                                    ------------------------------------------------

                                                           2005                         2004
                                                           ----                         ----
Net income                                           $         (21,305)           $          2,382

Other comprehensive income (loss):
     Unrealized gains/losses on securities, net                      0                           0
                                                     -----------------            ----------------

Comprehensive income (loss)                          $         (21,305)           $          2,382
                                                     =================            ================




                                                                   OC FINANCIAL, INC.
                                                    CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                                    Nine months ended June 30
                                                    ------------------------------------------------

                                                           2005                         2004
                                                           ----                         ----

Net income (loss)                                    $         (42,503)           $         54,822

Other comprehensive income (loss):
     Unrealized gains/losses on securities, net                      0                           0
                                                     -----------------            ----------------

Comprehensive income (loss)                          $         (42,503)           $         54,822
                                                     =================            ================


                     See accompanying notes to consolidated financial statements.


                                                  OC FINANCIAL, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   For the Nine Months Ended June 30, 2005 and 2004
                                                     (Unaudited)


                                                                                   For the nine      For the nine
                                                                                   months ended      months ended
                                                                                     6/30/2005         6/30/2004
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                            $      (42,503)   $        54,822
     Adjustments to reconcile net income (loss) to net cash
       from operating activities
         Depreciation and amortization                                                    76,221             70,827
         Provision for loan losses                                                        12,000             35,000
         Deferred fee/costs amortization                                                   5,127              7,200
         Federal Home Loan Bank stock dividends                                          (23,500)           (19,900)
         Net amortization/(accretion) on investment securities                             2,509              5,193
         Purchases of mutual funds                                                             0            (11,500)
         Gain on mutual funds                                                             (2,261)            (3,934)
         Gain on sale of securities                                                       (4,632)                 0
         Loans originated for sale                                                    (2,150,907)       (24,571,613)
         Proceeds from sale of loans                                                   2,122,063         24,459,269
         Net gains on sales of loans                                                    (106,855)          (266,062)
         Changes in other assets and other liabilities                                   502,220         (4,314,437)
                                                                                  --------------    ---------------
              Net cash from operating activities                                         447,678         (4,305,459)
                                                                                  --------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities held to maturity
         Purchases                                                                    (6,511,787)        (7,774,769)
         Maturities, calls and principal payments                                      7,351,705          3,465,717
     Securities available for sale
         Purchases                                                                    (4,118,221)                 0
         Maturities, calls and principal payments                                              0                  0
     Federal Home Loan Bank Stock Purchase                                                                    3,200
     Net (increase)/decrease in loans                                                 (2,049,348)         3,589,462
     Net change in certificates of deposit in other financial institutions                     0            500,000
     Premises and equipment expenditures                                                  47,997             (6,604)
                                                                                  --------------    ---------------
              Net cash from investing activities                                      (5,279,653)          (222,994)
                                                                                  --------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                                7,696          1,919,537
     Proceeds from Federal Home Loan Bank advances                                     3,545,000          6,046,000
     Repayment of Federal Home Loan Bank advances                                     (3,545,000)        (2,046,000)
     Redemption of stock from Third Federal Savings MHC                                 (792,000)                 0
     Proceeds from issuance of common stock, net of offering costs                     5,022,912                  0
     Cash provided to ESOP for purchase of shares                                       (448,150)                 0
                                                                                  --------------    ---------------
              Net cash from financing activities                                       3,790,458          5,919,537
                                                                                  --------------    ---------------

Net change in cash and cash equivalents                                                 (432,586)         1,141,408

Cash and cash equivalents at beginning of quarter                                      4,485,049          1,878,351
                                                                                  --------------    ---------------

CASH AND CASH EQUIVALENTS AT END OF QUARTER                                       $    4,052,463    $     3,019,759
                                                                                  ==============    ===============

Supplemental disclosures of cash flow information
     Cash paid during the quarter for:
         Interest                                                                 $      692,893    $       635,557
         Income taxes                                                                          0             85,893
Noncash - transfer of credit card portfolio to held for sale                             624,389                  0


                             See accompanying notes to consolidated financial statements

                               OC FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


Note 1 - Basis of Presentation

OC Financial, Inc. (or the "Company") was formed to serve as the stock holding company for Ohio Central Savings (or the "Bank") as part of the Bank's conversion and reorganization from a mutual holding company structure. On March 31, 2005, the Bank completed its conversion and reorganization, and the Company issued stock to complete its offering. For a further discussion of the Company's formation and operations, see the Company's Registration Statement on Form SB-2, as amended, declared effective on February 11, 2005 (File Number 333-121411). Based upon the foregoing, the Unaudited Interim Financial Statements for periods ending prior to June 30, 2005 filed as part of this quarterly report are those of the Bank and its wholly owned subsidiary, AutoARM(R), LLC ("AutoARM(R)"). All significant inter-company balances and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ending June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005. The Bank's consolidated financial statements, as presented in the Company's Form SB-2, as amended, declared effective on February 11, 2005, should be read in conjunction with these statements. The Company operates in one business segment, banking.

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

Effective February 11, 2005, the Company received approval from both the Securities and Exchange Commission (File No. 333-121411) and the Office of Thrift Supervision to proceed with its planned stock offering equal to the pro forma market value of the Company and its subsidiaries, after giving effect to the offering. The offering closed on March 31, 2005 with gross proceeds of $5.6 million received on the sale of 560,198 common shares. At March 31, 2005, $579,000 of costs for professional fees, printing and mailing expenses, commissions, and related expenses had been incurred and deducted from the gross proceeds of the stock offering. Such costs were paid to third parties unaffiliated with the Company. The net proceeds were used for general corporate purposes, including the purchase of mortgage-backed securities and funding of loans. The Company also provided $448,000 to the newly-established employee stock ownership plan, as discussed in Note 4.

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

Note 5 - Earnings Per Share

Earnings (loss) per share is calculated for the period after the offering was closed and the stock issued on March 31, 2005 and only includes earnings (loss) for the three month period ending June 30, 2005. The loss per share for the three months ending June 30, 2005 was $(0.04). Common shares outstanding for purposes of the earnings per share calculation were as follows:

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

GENERAL

        On March 31, 2005, Ohio Central Savings became the wholly owned subsidiary of OC Financial, Inc. after completing a conversion and reorganization from the mutual form of organization and a divestiture from Third Federal Savings and Loan Association of Cleveland, MHC ("Third Federal").

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

        Interest income is a function of the balances of loans and investments outstanding during a given period and the yield earned on such loans and investments. Interest expense is a function of the amount of deposits and borrowings outstanding during the same period and interest rates paid on such deposits and borrowings. The Company's earnings are also affected by the Company's provision for loan losses, service charges, gains from sales of loans, interchange fees, other income, operating expenses and income taxes.

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

BUSINESS STRATEGY

        Prior to our three and one-half year affiliation with Third Federal Savings and Loan Association of Cleveland ("Third Federal"), Ohio Central Savings was a full service community-based savings institution generating a wide variety of loans for our customers. As a result of our affiliation, and as part of our strategic plan, our potential mortgage loan customers were referred to Third Federal. We also increased our automobile lending program as part of the alliance through marketing efforts with Third Federal. During our affiliation with Third Federal we originated $117.0 million in automobile loans, 80% of which were sold to Third Federal. Also during our three-year affiliation our mortgage portfolio declined by $11.3 million or about 63.1% from $17.9 million to $6.6 million. We have reinitiated our mortgage lending activity within our market areas following our separation from Third Federal and retained automobile loans in our portfolio. During the quarter ended June 30, 2005, $2.1 million of one-to four-family mortgages were funded, with another $500,000 in the pipeline. We anticipate the increased lending activity will result in higher levels of earnings, but there can be no guarantee that we will be able to accomplish this objective. We plan to retain these loans in our portfolio, subject to our interest rate risk and liquidity management needs, in order to improve our earnings.

        We will also pursue growth in other loan products and deposit accounts within our market areas. We also plan to market home equity loans and referrals for the origination of credit card accounts to an out sourced provider. We will seek deposit accounts in a blend of certificate of deposits, NOW accounts and money market accounts to provide funds for lending activities. Due to the limits of our capital base prior to completing out stock conversion, our ability to increase interest-earning assets had been constrained even though we otherwise had the resources to increase our lending operations. Our profitability was marginal in the last fiscal year. We believe our increased capital levels will allow us to improve our profitability by increasing INTEREST-EARNING assets such as loans and to reduce substantially our reliance on income from securities in our investment portfolio. We do not anticipate the need to hire any new employees, however, in connection with the completion of the conversion and reorganization.

        We will also continue to pursue our automobile loan origination and servicing business offered to other financial institutions through our AutoARM(R) subsidiary. This subsidiary was formed in August 2003 and is a third party originator and servicer of direct automobile loans for other financial institutions. AutoARM(R) is a program designed by Ohio Central Savings to offer these services to other financial institutions in a manner similar to the method that was developed to be used with Third Federal. Loans originated and funded by AutoARM(R) will not generate a gain on sale to the other institutions but will generate servicing income. We had not actively marketed AutoARM's(R) services until late 2004, as we were building the operational systems to support its operations. As a result, AutoARM(R) had not contracted with any financial institutions as of December 31, 2004. During the quarter ended June 30, 2005, AutoARM(R) generated $37,000 in revenue. During the quarter we entered into two new agreements with AutoARM partners to originate and service auto loans, bringing the total number of institutions to five

COMPARISON OF RESULTS OF OPERATION FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

        GENERAL. Our loss for the three months ended June 30, 2005 was $21,000 compared to $2,400 in income for the three months ended June 30, 2004.

        A number of factors contributed to the decrease in income, including flat interest income, increased interest expense, decreased fee income, and decreased loan sale gains, partially offset by reduced operating expenses. During the quarter ended June 30, 2005, we made our first auto loan sales to AutoARM partners These sales were very limited in scope during this initial roll-out of the program. Within our own portfolio, we continued replacement of higher interest rate automobile loans with new, lower interest rate loans and replaced the lack of mortgage loan originations with lower yielding mortgage-backed securities also had a negative effect on income.

        INTEREST INCOME. Interest income increased to $727,000 for the three months ended June 30, 2005 from $671,000 for the three months ended June 30, 2004. The primary reason for the increase in interest income was an increase of $11,000 in income on Fed Funds sold and an increase of $70,000 in investment income, offset by a $24,000 decrease in loan income. The decrease in loan income was primarily due to declining yields in the portfolio as older, higher rate loans were repaid and replaced by loans at lower rates. The weighted average yield on loans decreased from 5.96% for the three months ended June 30, 2004 to 5.42% for the three months ended June 30, 2005. This decrease was due to decreases in market interest rates and the short-term nature of the majority of our loan portfolio. The weighted average yield on securities increased from 4.47% for the three months ended June 30, 2004 to 4.56% for the three months ended June 30, 2005. Total average interest earning assets increased $5.6 million from the three months ended June 30, 2004 to the three months ended June 30, 2005, and the weighted average yield on interest earning assets declined 9 basis points from 4.95% to 4.86%. As we intend to increase our emphasis on residential mortgage lending, this trend of increasing interest-earning assets may continue.

        INTEREST EXPENSE. Interest expense increased $45,000 to $366,000 for the three months ended June 30, 2005 from $321,000 for the three months ended June 30, 2004. The increase in interest expense was partly due to an increase in average Federal Home Loan Bank advances of $1.5 million. Interest expense on Federal Home Loan Bank advances increased $22,000 to $218,000 for the three months ended June 30, 2005 from $197,000 for the three months ended June 30, 2004. Federal Home Loan Bank advances were at $16.45 million at June 30, 2005 and at June 30, 2004. The increase in interest expense was also due to an increase in the cost of deposits attributable to the increase in short-term market interest rates during 2004 and early 2005. Interest expense on deposits increased $23,000 to $147,000 for the quarter ending June 30, 2005 from $124,000 for the quarter ending June 30, 2004. Average deposits increased by $865,000 and the average cost increased 22 basis points to 1.79% for the quarter ending June 30, 2005 from 1.57% for the quarter ending June 30, 2004.

        As interest rates stabilize or increase, we expect interest expense will increase as our cost of interest bearing liabilities increase through higher rates on existing deposits and on new deposits. Our average weighted cost of funds was 2.88% for the three months ended June 30, 2005 compared to 2.67% for the three months ended June 30, 2004.

        NET INTEREST INCOME. Net interest income increased $11,000 to $361,000 for the three months ended June 30, 2005 from $350,000 for the three months ended June 30, 2004. The decrease in net interest income is primarily the result of increasing interest rates for deposits and a continuing shift to loans from investments as described above. Our net interest margin was 2.42% for the three months ended June 30, 2005 compared to 2.58% for the three months ended June 30, 2004.

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

        Based on management's evaluation of the above factors, a provision was made for the three months ended June 30, 2005 in the amount of $12,000 compared to $5,000 made for the three months ended June 30, 2004. The increase in provision for loan losses is primarily attributable to increased loan levels as discussed above. The amount of general allowance allocations made for smaller balance homogeneous loans decreased during the three months ended June 30, 2005 primarily resulting from the performance of the portfolio, actual losses and recoveries. Loan charge-offs were $2,000, for the three months ended June 30, 2005, down from $20,000 for the three months ended June 30, 2004. Recoveries were $700 for the three months ended June 30, 2005, compared to $5,000 for the three month period ended June 30, 2004.

        While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of June 30, 2005 was maintained at a level that represents management's best estimate of probable incurred losses in the loan portfolio. In addition, management evaluated THE LIKELIHOOD OF LOSSES AND THE COVERAGE OF POTENTIAL INHERENT LOSSES IN THE PORTFOLIO TO MAKE THE ADDITIONAL PROVISION.

        NON-INTEREST INCOME. Non-interest income decreased $41,000 to $169,000 for the three months ended June 30, 2005 from $210,000 for the three months ended June 30, 2004. The overall decrease in non-interest income was primarily due to lower fee income and lower automobile loan sales as a result of decreased loan sales.

        NON-INTEREST EXPENSE. Non-interest expenses of $551,000 for the quarter ended June 30, 2005 were relatively unchanged from the quarter ended June 30, 2004.

        INCOME TAX EXPENSE. Income tax benefit for the three months ended June 30, 2005 was $11,000, down from an expense of $1,000 for the three months ended June 30, 2004. The Company's effective federal income tax rate was 34% and 36% for the periods ending June 30, 2005 and 2004 respectively.

COMPARISON OF RESULTS OF OPERATION FOR THE NINE MONTHS ENDED JUNE 30, 2005 AND 2004

        GENERAL. Our loss for the nine months ended June 30, 2005 was $43,000 compared to $55,000 in income for the nine months ended June 30, 2004.

        Our loss resulted primarily from the change in the volume of loans sold to Third Federal, decreasing to $2.3 million for the nine months ended June 30, 2005 from $20.4 million for the nine months ended June 30, 2004. This represents a reduction in auto loans sold of $18.1 million. During the quarter ended March 31, 2005, the sale of the Visa credit card portfolio to a third party was negotiated and completed. A pre-tax gain of $92,000 was recognized for this one-time event. Pre-tax gain from loan sales was $107,000 for the nine months ended June 30, 2005, compared to $266,000 for the nine months ended June 30, 2004, a decrease of $159,000. In addition, continued replacement of higher interest rate automobile loans with new, lower interest rate loans and replacing the lack of mortgage loan originations with lower yielding mortgage-backed securities also had a negative effect on income. In the quarter ending June 30, 2005 we sold our portfolio of available for sale securities and paid off a Federal Home Loan Bank advance that we had used to fund in part the purchase of securities. The securities were sold for a modest gain and were liquidated based on management's evaluation of the return on the investment compared to the interest rate risk contained given the current interest rate environment.

        INTEREST INCOME. Interest income increased $32,000 for the nine months ended June 30, 2005 but remained at about the same $2.0 million level for the nine months ended June 30, 2004. A $148,000 increase in investment income and $25,000 increase in other interest income to $39,000 from $49,000 for the nine months ended June 30, 2005 and June 30, 2004, respectively, more than offset the decrease in loan interest income. The decrease in loan income was primarily due to declining yields in the portfolio as older, higher rate loans were repaid and replaced by loans at lower rates. The weighted average yield on loans decreased from 9.35% for the nine months ended June 30, 2004 to 8.06% for the nine months ended June 30, 2005. The weighted average yield on securities decreased from 6.63% to 6.44% for the nine month periods ended June 30, 2004 and June 30, 2005, respectively. Total average interest earning assets increased $3.1 million from the nine months ended June 30, 2004 to the nine months ended June 30, 2005, and the weighted average yield on interest earning assets declined 64 basis points from 7.66% to 7.02%. As we intend to increase our emphasis on residential mortgage lending, this trend of increasing interest- earning assets may continue.

        INTEREST EXPENSE. Interest expense increased $102,000 to $1.1 million for the nine months ended June 30, 2005 from $1.0 million for the nine months ended June 30, 2004. The increase in interest expense was primarily due to an increase in Federal Home Loan Bank advances of $3.0 million for a brief period during the nine months ended June 30, 2005. Interest expense on Federal Home Loan Bank advances increased $49,000 to $631,000 for the nine months ended June 30, 2005 from $582,000 for the nine months ended June 30, 2004. Federal Home Loan Bank advance balances were $16.5 million at June 30, 2005 and June 30, 2004.

        As interest rates stabilize or increase, we expect interest expense will increase as our cost of interest bearing liabilities increase through higher rates on existing deposits and on new deposits. Our average weighted cost of funds was 4.14% for the nine months ended June 30, 2005 compared to 4.12% for the nine months ended June 30, 2004. Interest expense on deposits increased $54,000 to $428,000 for the nine months ended June 30, 2005 from $374,000 for the nine months ended June 30, 2004. Our weighted average cost of deposits was 2.60% for the nine months ended June 30, 2005 compared to 2.47% for the nine months ended June 30, 2004. The increase in interest expense was attributable to increases in interest rates paid on deposit accounts and borrowings along with an increase in average interest bearing liabilities of $4.3 million for the nine months June 30, 2005 compared to the nine months ended June 30, 2004.

        NET INTEREST INCOME. Net interest income decreased $70,000 to $1.0 million for the nine months ended June 30, 2005 from $1.1 million for the nine months ended June 30, 2004. The decrease in net interest income is primarily the result of declining interest rates and a continuing shift from loans to investments as described above. Our net interest margin was 3.39% for the nine months ended June 30, 2005 compared to 4.02% for the nine months ended June 30, 2004.

        PROVISION FOR LOAN LOSSES. As discussed above, we establish provisions for loan losses, which are charged to operations, at a level required to reflect probable and estimable credit losses in the loan portfolio. Based on management's evaluation of these factors, a $12,000 provision was made for the nine months ended June 30, 2005 compared to $35,000 made for the nine months ended June 30, 2004. The decrease in provision for loan losses is primarily attributable to decreased loan levels as discussed above. The amount of general allowance allocations made for smaller balance homogeneous loans decreased during the nine months ended June 30, 2005 primarily resulting from the performance of the portfolio, actual losses and recoveries. Loan charge-offs were $65,000, including $23,000 in Visa fraud losses charged off in connection with the Visa portfolio sale described earlier, for the nine months ended June 30, 2005, up from $39,000 for the nine months ended June 30, 2004. Recoveries were $3,000 during the nine months period ended June 30, 2005, compared to $20,000 recovered during the nine months period ended June 30, 2004.

        While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions specific to the portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of June 30, 2005 was maintained at a level that represents management's best estimate of probable incurred losses in the loan portfolio. As noted above, the sale of the Visa portfolio was completed during the nine months ended June 30, 2005 with accumulated fraud losses charged off due to all recovery alternatives being exhausted. These probable incurred losses were already incorporated into previous provision decisions made by management. Thus, the sale of the Visa portfolio removed this source of further probable incurred losses from the provision analysis for the period ended March 31, 2005. In addition, management evaluated the increase in non-performing loans and ascertained that given the borrowers' situations and collateral that no additional provision was necessary during the period.

        NON-INTEREST INCOME. Non-interest income decreased $140,000 to $601,000 for the nine months ended June 30, 2005 from $741,000 for the nine months ended June 30, 2004. The overall decrease in non-interest income was primarily due to lower auto loan sales to Third Federal, partially offset by the sale of the Visa loan portfolio as discussed above.

        NON-INTEREST EXPENSE. Non-interest expense decreased $37,000 to $1.6 million for the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004. With the reduction in loan volume, all categories of operating expense other than compensation and audit decreased compared to the prior period. The increases in audit and compensation expense were the result of our proposed separation from Third Federal. The proposed transaction required an audit of Ohio Central Savings separate from the audit of Third Federal. Increased compensation expenses are being incurred due to the termination of Third Federal benefit plans for our employees.

        INCOME TAX EXPENSE. Income tax benefit for the nine months ended June 30, 2005 was $22,000. For the nine months ended June 30, 2004, income tax expense was $30,000. Ohio Central Savings' effective federal income tax rate would have been 35% or was 35% for the periods ending June 30, 2005 and 2004, respectively.

CHANGES IN FINANCIAL CONDITION FROM SEPTEMBER 30, 2004 TO JUNE 30, 2005.

        GENERAL. Total assets increased by $4.2 million, or 7.6%, to $59.8 million at June 30, 2005 from $55.6 million at September 30, 2004. The increase was primarily the result of an increase in investments held to maturity of $3.3 million and first mortgage loans of $2.6 million, partially offset by a decrease in federal funds sold of $1.7 million. The increase in total assets was funded by an increase in customer deposits of $411,000 and a net increase in shareholders' equity of $3.67 million.

        ASSETS. Our loan portfolio increased $2.1 million from $26.1 million at September 30, 2004 to $28.2 million at June 30, 2005. Within the loan category, a $600,000 decrease is attributable to the sale of our Visa loan portfolio, while mortgage loans increased $2.4 million and all other categories increased $274,000. Our lending strategy changed significantly during the three year affiliation with Third Federal, emphasizing the origination of auto loans and decreasing originations of mortgage loans. With the divestiture from Third Federal, we have resumed our mortgage lending activity. As a result, one- to four-family first mortgage loans were increased $2.6 million from $6.6 million at September 30, 2004 to $9.2 million at June 30, 2005.

        The allowance for loan losses was $203,000 at June 30, 2005 or 0.72% of loans, compared to $231,000, or 0.87% of loans at September 30, 2004. The allowance for loan losses consists of general allowance allocations made for pools of homogeneous loans and specific allowances on individual loans for which management has significant concerns regarding the borrowers' ability to repay the loans in accordance with the terms of the loans. Non-performing loans totaled $53,000 at June 30, 2005 and $39,000 at September 30, 2004,
respectively. In determining the amount of allowance for loan loss allocations needed for non-performing loans, management has considered expected future borrower cash flows and the fair value of underlying collateral. The amount of allowance for loan losses allocated to individual loan relationships at June 30, 2005, decreased to $42,000 from $77,000 at September 30, 2004.

        DEPOSITS. Total deposits increased by $411,000, or 1.3%, to $32.7 million at June 30, 2005 from $32.3 million at September 30, 2004. Checking accounts decreased $568,000 while time deposits increased $1.9 million, savings deposits decreased $413,000, and money market accounts decreased $471,000. The increase in deposits was a result of our efforts to expand our customer base in existing markets through improved products and marketing. The number of deposit accounts has declined in recent years as we have focused on attracting larger depositors, and we have implemented fee programs that discourage accounts with very low balances. We plan to continue this strategy.

        BORROWINGS. Federal Home Loan Bank advance balances were $16.5 million at June 30, 2005 and September 30, 2004. Additional Federal Home Loan Bank advances were used to fund investment portfolio growth to improve net interest income, and were repaid during the three months ending June 30, 2005. We expect that Federal Home Loan Bank advances will continue to provide the Company with a significant additional funding source to meet the needs of its lending activities.

        SHAREHOLDERS' EQUITY. Total consolidated shareholders' equity for OC Financial, Inc. increased $3.6 million, or 97.8%, to $7.4 million at June 30, 2005 from $3.8 million at September 30, 2004. The increase in equity was the result of the completion of the stock offering for OC Financial, Inc. as part of the conversion and reorganization of Ohio Central Savings. Gross proceeds from the offering were $5.6 million. Offering expenses paid by Ohio Central Savings of $579,000 through June 30, 2005 were subtracted from the offering proceeds, along with $448,000 in unearned ESOP shares excluded from equity until the shares are earned.

        CAPITAL RESOURCES. At June 30, 2005, capital at Ohio Central Savings totaled $6.9 million. Management monitors the capital levels of Ohio Central Savings to provide for current and future business opportunities and to meet regulatory guidelines for "well-capitalized" institutions.

        Ohio Central Savings is required by the Office of Thrift Supervision to meet minimum capital adequacy requirements. Ohio Central Savings' actual and required levels of capital as reported to the Office of Thrift Supervision at June 30, 2005 are as follows:

                                                                                            TO BE WELL
                                                                                        CAPITALIZED UNDER
                                                                   FOR CAPITAL          PROMPT CORRECTIVE
                                            ACTUAL              ADEQUACY PURPOSES       ACTION PROVISIONS
                                    ----------------------   ----------------------   ----------------------
                                      AMOUNT       RATIO       AMOUNT       RATIO       AMOUNT       RATIO
                                    ----------   ---------   ----------   ---------   ----------   ---------
                                                             (DOLLARS IN THOUSANDS)
As of June 30, 2005
-------------------
Total capital (to risk weighted
assets).........................      $7,106       24.04%      $2,365       8.0%        $2,956       10.0%
Tier 1 (core) capital (to risk
weighted assets)................      $6,903       23.35%      $1,183       4.0%        $1,774        6.0%
Tier 1 (core) capital (to
adjusted total assets)..........      $6,903       11.55%      $2,391       4.0%        $2,989        5.0%

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

        In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. At June 30, 2005, Ohio Central Savings had additional borrowing capacity of $11.0 million with the Federal Home Loan Bank of Cincinnati. Additionally, Ohio Central Savings has access to the Federal Reserve Bank of Cleveland discount window for borrowing. The available line at the discount window is $14.2 million.

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

ITEM 3 - Controls and Procedures

        An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2005. Based on such evaluation, our Chief Executive and Chief Financial Officer, have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

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

                                  June 30, 2005

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

Item 6.    EXHIBITS

        a.      Exhibits

                31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

                31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

                32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                               OC FINANCIAL, INC.

                                   FORM 10-QSB

                                  June 30, 2005

                           PART II - OTHER INFORMATION

                                   Signatures




        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        OC FINANCIAL, INC.
                                        (Registrant)




Date: August 15, 2005                   /s/ Robert W. Hughes
                                        ----------------------------------------
                                        Robert W. Hughes - Chairman, President
                                        and Chief Executive Officer and Chief
                                        Financial Officer