Form 10KSB
period 2005-09-30
OC Financial Inc
filed 2005-12-29
CIK 1310273

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from to


                        Commission File Number: 000-51209

                               OC FINANCIAL, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

              MARYLAND                                      20-2111183
 ---------------------------------                   ------------------------
  (State or Other Jurisdiction of                       (I.R.S. Employer
   Incorporation or Organization)                     Identification Number)


    6033 PERIMETER DRIVE, DUBLIN, OHIO                          43017
  ---------------------------------------                    ----------
  (Address of Principal Executive Office)                    (Zip Code)

                                 (800) 678-6228
                 -----------------------------------------------
                 (Issuer's Telephone Number including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE
                                      ----

           Securities Registered Pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $0.01 PER SHARE
                    -----------------------------------------
                                (Title of Class)


        Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.

(1)  YES   X  .  NO     .
         -----     -----

(2)  YES   X  .  NO     .
         -----     -----

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

        Indicate by check mark whether the Registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). YES      NO  X
                                               -----   -----

        The Registrant's revenues for the fiscal year ended September 30, 2005 were $3.5 million.

        As of September 30, 2005, there were 560,198 shares issued and outstanding of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of September 30, 2005 was approximately $3.2 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

1.      Portions of Annual Report to Stockholders (Part II)

2.      Proxy Statement for the 2006 Annual Meeting of Stockholders (Part III)

                                  OC FINANCIAL, INC.

                                     FORM 10-KSB

                                        INDEX

PART I                                                                          PAGE

      ITEM 1.    Description of Business                                        2

      ITEM 2.    Description of Property                                        31

      ITEM 3.    Legal Proceedings                                              32

      ITEM 4.    Submission of Matters to a Vote of Security Holders            32

PART II

      ITEM 5.    Market for Common Equity, Related Stockholder Matters
                 and Small Business Issuer Purchases of Equity Securities       32

      ITEM 6.    Management's Discussion and Analysis or Plan of Operation      32

      ITEM 7.    Financial Statements                                           32

      ITEM 8.    Change In and Disagreements With Accountants on Accounting
                 and Financial Disclosure                                       32

      ITEM 8A.   Controls and Procedures                                        32

      ITEM 8B.   Other Information                                              33

PART III

      ITEM 9.    Directors, Executive Officers, Promoters and Control
                 Persons; Compliance with Section 16(a) of the Exchange         33

      ITEM 10.   Executive Compensation                                         33

      ITEM 11.   Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters                     33

      ITEM 12.   Certain Relationships and Related Transactions                 33

      ITEM 13.   Exhibits                                                       34

      ITEM 14.   Principal Accountant Fees and Services                         34

      Signatures                                                                35

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

FORWARD LOOKING STATEMENTS

        This Annual Report contains certain "forward-looking statements" which may be identified by the use of words such as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage, and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing products and services.

OC FINANCIAL, INC.

        OC Financial, Inc. is the stock holding company for Ohio Central Savings. OC Financial, Inc. is chartered under Maryland law and currently owns 100% of the common stock of Ohio Central Savings. At September 30, 2005, OC Financial, Inc. has $59.8 million in consolidated assets, total net loans of $29.3 million and total deposits of $33.1 million. The executive office of OC Financial, Inc. is located at 6033 Perimeter Drive, Dublin, Ohio 43017, and its telephone number is (800) 678-6228. OC Financial, Inc. is subject to comprehensive regulation and examination by the Office of Thrift Supervision.

OHIO CENTRAL SAVINGS

        Ohio Central Savings is a federally chartered savings association headquartered in Dublin, Ohio. Ohio Central Savings is a full-service, community-oriented savings institution. We provide financial services to individuals, families and businesses through our two full-service banking offices, located in Dublin and Cleveland, Ohio. Ohio Central Savings was originally organized in 1949 as an Ohio-chartered credit union. As a credit union, Ohio Central Savings could only serve customers that were members of its field of membership group, which consisted of employees of about 200 various employers located in the State of Ohio. Ohio Central Savings converted to a federal mutual savings association in 1998 and as a result can serve any member of the public. Ohio Central Savings reorganized into the mutual holding company structure in September 2001 by becoming a wholly-owned subsidiary of TFS Financial Corporation which is a wholly-owned subsidiary of Third Federal Savings and Loan Association of Cleveland, MHC, a mutual holding company ("Third Federal"). On March 31, 2005, Ohio Central Savings divested itself from TFS Financial Corporation and reorganized into a wholly owned subsidiary of OC Financial, Inc. The executive office of Ohio Central Savings is located at 6033 Perimeter Drive, Dublin, Ohio 43017, and its telephone number is (800) 678-6228.

GENERAL

        Ohio Central Savings' business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in new and used automobile loans, as well as one- to four-family residential mortgage loans and in agency securities and mortgage-backed securities. We also make, to a much lesser extent, other consumer loans, commercial real estate loans and commercial business loans. In 2003, we also organized AUTOARM, LLC ("AutoARM") as a wholly-owned subsidiary to underwrite, fund and/or service automobile loans for other institutions. We currently have 6 institutions that we have as clients and continue to actively market its services to institutions in various states. We design our service delivery channels to suit the needs of our customers, with an emphasis on delivering services electronically and on-demand at our customers' convenience.

        We continue to serve the customers and businesses that were affiliated with us when the institution was a credit union. Many of the businesses continue to provide us with payroll deposit and direct deposit from their employees. They also continue to distribute information about accounts and services offered by us and encourage participation from their employees. During our affiliation with Third Federal Savings and Loan Association of Cleveland ("Third Federal"), a major part of our business was originating, selling and servicing automobile loans for Third Federal. The servicing of existing loans that we sold to Third Federal will continue until all the loans in the portfolio are repaid.

        We seek to distinguish ourselves through proactive customer service. We identify and meet customer needs in a professional manner through market research, continuing education of our employees, systems-based internal coordination and performance-tracking.

MARKET AREA

        At September 30, 2005, we had a full-service banking office located in each of Dublin and Cleveland, Ohio. Our primary market for deposits is currently concentrated around the areas where our full-service banking offices are located. Our primary lending area consists of the counties where our two offices are located and the counties contiguous to such counties. We have less than a 1% loan and deposit share in our market area.

        Dublin is located in the Columbus, Ohio metropolitan area. Columbus is located in Franklin County. The county has a diversified economy, employment base and population base. The unemployment rate was 5.2% as of September 30, 2005, as compared to 5.1% in the United States as a whole during the same period. The population of Franklin County increased at an annual growth rate of approximately 0.6% between 2000 and 2004, compared to an annual growth rate of 1.0% for the United States as a whole during the same period. Dublin is an upscale suburb of Columbus located on the northwest side with active residential and commercial development. Our office is located just off Interstate 270, the Columbus outer beltway. The office is easily accessible from the Columbus metropolitan area with travel time to the city center of less than 20 minutes. Two of the largest employers in Franklin County are the State of Ohio and The Ohio State University, each based in Columbus. Franklin County is also home to several major medical centers. We have about 46.27% of our loans based in Franklin County and about 11.34% of our loans in Cuyahoga County and we have about 30.86% of our deposits based in Cuyahoga County and about 39.59% of our deposits in Franklin County.

        The Cleveland office is located in the University Circle Area on the east side of Cleveland. Cleveland is located in Cuyahoga County. The county had an unemployment rate of 5.9% as of September 30, 2005, with the State of Ohio having an unemployment rate of 5.8% during the same period. Contrasted with Franklin County, the population of Cuyahoga County has been shrinking at a rate of 0.5% over the period of 2000 to 2004. The area consists mainly of the campus of Case Western Reserve University and the Cleveland Clinic as well as several museums and the Cleveland Playhouse. The area is fairly congested and is not easily accessible for much of the Cleveland metropolitan area as it is not near a major highway. Cuyahoga County is home to two large automobile manufacturers in addition to the university.

        We have maintained relationships with the employer organizations that we served as a credit union. These employers still provide us with payroll deduction from their employees, and opportunities to solicit business from their employees and to continue to offer our programs and products to their employees. In Cleveland, these businesses are located close to our office and include a number of the companies located in University Circle. In Columbus, the businesses are more evenly distributed around the metropolitan area. Ohio Central Savings has continued to tailor its operations to ensure exceptional service to these sponsor organizations including establishing hours and operations to meet their specific needs.

LENDING ACTIVITIES

        GENERAL. We primarily originate new and used automobile loans. While we have originated a limited amount of one- to four-family residential mortgage loans in the past three years, we plan to originate more one- to four-family mortgage loans in the future. In addition, we originate commercial real estate, commercial business loans and consumer loans.

        As of September 30, 2005, $18.8 million, or 63.7%, of our total loan portfolio consisted of new and used automobile loans, $9.3 million, or 31.5%, of our total loan portfolio consisted of one- to four-family residential real estate loans (most of which were originated prior to our affiliation with Third Federal in 2001). Home equity loans constituted $647,000 or 2.2% of our loan portfolio. Commercial real estate loans and commercial business loans constituted $712,000 or 2.4% of our total loan portfolio.

        At September 30, 2005, the maximum amount which we could have loaned to any one borrower and the borrower's related entities under applicable regulations generally was $1 million. Our five largest lending relationships at September 30, 2005 were as follows: (1) a $497,000 total loan relationship secured by a first mortgage on a one- to four-family dwelling, (2) $423,000 in loans secured by a first and second mortgage on a one-to-four family dwelling,
(3) a $409,000 loan secured by a first mortgage on a one- to four-family dwelling, (4) $383,000 in loans secured by a first mortgage on a one- to four-family dwelling and an auto loan, and (5) a $382,000 loan secured by a retail establishment.

        LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of our loan portfolio (including loans held for sale) by type of loan as of the dates indicated.

                                                                        AT SEPTEMBER 30,
                                                 ----------------------------------------------------------
                                                             2005                          2004
                                                 ---------------------------    ---------------------------
                                                    AMOUNT         PERCENT         AMOUNT         PERCENT
                                                 ------------    -----------    ------------    -----------
                                                                    (DOLLARS IN THOUSANDS)
REAL ESTATE LOANS
One- to four-family..........................    $      9,240          31.36%   $      6,595          24.95%
Home equity..................................             647           2.20             864           3.27
One- to four-family construction.............              --             --              --             --
                                                 ------------    -----------    ------------    -----------
   Total real estate loans...................           9,887          33.56           7,459          28.22
                                                 ------------    -----------    ------------    -----------

OTHER LOANS
Automobile (1)...............................          18,788          63.76          17,508          66.23
Other consumer...............................              87           0.29             731           2.77
                                                 ------------    -----------    ------------    -----------
   Total consumer loans......................          18,875          64.05          18,239          69.00
                                                 ------------    -----------    ------------    -----------

Commercial real estate.......................             620           2.10             645           2.44
Commercial business..........................              85           0.29              91           0.34
                                                 ------------    -----------    ------------    -----------
   Total loans...............................          29,467         100.00%         26,434         100.00%
                                                                 ===========                    ===========

Net deferred fees, costs and premiums........              19                             (6)
Allowance for loan losses....................            (180)                          (231)
                                                 ------------                   ------------
   Total loans, net..........................    $     29,306                   $     26,197
                                                 ============                   ============

--------------------
(1) Including loans held for sale in the amount of $92,000 at September 30, 2004. There were no loans held for sale as of September 30, 2005.

        LOAN PORTFOLIO MATURITIES AND YIELDS. The following table summarizes the scheduled maturities of our loan portfolio at September 30, 2005. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. No effect is given to amortization or prepayments.

                                   ONE- TO FOUR-FAMILY         HOME EQUITY            AUTOMOBILE(2)           OTHER CONSUMER
                                  ----------------------  ----------------------  ----------------------  ----------------------
                                                WEIGHTED                WEIGHTED                WEIGHTED                WEIGHTED
                                                AVERAGE                 AVERAGE                 AVERAGE                 AVERAGE
                                    AMOUNT       RATE       AMOUNT       RATE       AMOUNT       RATE       AMOUNT       RATE
                                  ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                                                      (DOLLARS IN THOUSANDS)
        Ending September 30,
        --------------------
        2006(1)................   $      --         --%   $      52       6.50%   $     812       4.63%   $      27      14.79%
        2007 to 2010...........         462       5.40          327       6.77       16,732       4.38           60      10.64
        2011 and beyond........       8,778       5.75          268       6.49        1,244       5.28           --         --

                 Total.........   $   9,240       5.73%   $     647       6.63%   $  18,788       4.45%   $      87      11.91%
                                  =========               =========               =========               =========

        -------------------------------
        (1) Includes demand loans, loans having no stated repayment schedule or maturity, and overdraft loans.
        (2)     Includes loans held for sale.

                                       COMMERCIAL
                                       REAL ESTATE          COMMERCIAL BUSINESS           TOTAL
                                  ----------------------  ----------------------  ----------------------
                                                WEIGHTED                WEIGHTED                WEIGHTED
                                                AVERAGE                 AVERAGE                 AVERAGE
                                    AMOUNT       RATE       AMOUNT       RATE       AMOUNT       RATE
                                  ----------  ----------  ----------  ----------  ----------  ----------
                                                          (DOLLARS IN THOUSANDS)
        Due During the Years
        Ending September 30,
        --------------------
        2006 (1)...............   $      --         --%   $      51       6.76%   $     942       5.14%
        2007 to 2010...........          --         --           34       5.97       17,615       4.47
        2011 and beyond........         620       9.31           --         --       10,910       5.91

                 Total.........   $     620       9.31%   $      85      6.44%    $  29,467       5.03%
                                  =========               =========               =========

        -------------------------------
        (1) Includes demand loans, loans having no stated repayment schedule or maturity, and overdraft loans.

        LOAN REPRICING. The following schedule illustrates the interest rate sensitivity of Ohio Central Savings' loan portfolio (including loans available for sale) at September 30, 2005. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the loan reprices. The schedule does not include scheduled payments or potential prepayments.

                                                       REAL ESTATE
                                      ---------------------------------------------
                                       ONE- TO FOUR-    COMMERCIAL                                     COMMERCIAL
                DUE                       FAMILY       REAL ESTATE     HOME EQUITY      AUTOMOBILE      BUSINESS
                ---                   -------------   -------------   -------------   -------------   -------------
                                                                     (IN THOUSANDS)
Within 1 year.....................    $         524   $         620   $         647   $         812   $          57
After 1 year through 5 years......            1,335              --              --           8,608              28
Over 5 years......................            7,381              --              --           9,368              --
                                      -------------   -------------   -------------   -------------   -------------
Total.............................    $       9,240   $         620   $         647   $      18,788   $          85
                                      =============   =============   =============   =============   =============


                                          OTHER
                DUE                      CONSUMER         TOTAL
                ---                   -------------   -------------
                                             (IN THOUSANDS)
Within 1 year.....................    $          27   $       2,687
After 1 year through 5 years......               44          10,015
Over 5 years......................               16          16,765
                                      -------------   -------------
Total.............................    $          87   $      29,467
                                      =============   =============

        The following table shows the composition of Ohio Central Savings' loan portfolio by fixed- and adjustable-rate at the dates indicated for loans with maturity dates beyond one year.

                                                   AT SEPTEMBER 30, 2005
                                                    AMOUNT       PERCENT
                                                    ------       -------
        FIXED-RATE LOANS                           (DOLLARS IN THOUSANDS)

        Real Estate
        -----------
        One- to four-family.....................  $     7,172       25.14%
        Home equity loans ......................           --          --
                                                  -----------   ---------
           Total residential loans..............        7,172       25.14

        Other Loans
        -----------
        Automobile loans........................       17,976       63.02
        Commercial business.....................           23        0.08
        Other consumer loans....................           60        0.21
                                                  -----------   ---------
           Total consumer loans.................       18,059       63.31
                                                  -----------   ---------

           Total fixed-rate loans...............       25,231       88.45
                                                  -----------   ---------

        ADJUSTABLE-RATE LOANS

        Real Estate
        -----------
        One- to four-family.....................        2,068        7.25
        Home equity loans ......................          595        2.09
                                                  -----------   ---------
           Total real estate loans..............        2,663        9.34
                                                  -----------   ---------

        Other Loans
        -----------
        Commercial business.....................           11        0.04
        Commercial real estate..................          620        2.17
        Consumer................................           --          --
                                                  -----------   ---------
           Total other loans....................          631        2.21
                                                  -----------   ---------

           Total adjustable loans...............        3,294       11.55
                                                  -----------   ---------

           Total loans..........................  $    28,525      100.00%
                                                  ===========   =========

        CONSUMER LOANS. We currently offer a variety of consumer loans. Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates, and carry higher rates of interest than do one- to four-family residential mortgage loans. At September 30, 2005, our consumer loan portfolio, exclusive of automobile loans, totaled $87,000 or 0.29% of our gross loan portfolio. Such loans consisted of credit card loans and other secured and unsecured consumer loans.

        The most significant component of our consumer lending is automobile loans. For the past 16 years automobile lending has been a primary focus of Ohio Central Savings. We originate automobile loans only on a direct basis with the borrower. Loans secured by automobiles totaled $18.8 million at September 30, 2005, or 63.66%, of our gross loan portfolio. Loans secured by used automobiles constituted $8.6 million or 29.14% of our gross loan portfolio. Automobile loans may be made for a maximum term of six years for new automobiles and a maximum term of five years for used automobiles and have fixed rates of interest. Loan to value ratios for automobile loans are up to 100% of the sales price for new automobiles and up to 100% of value on used cars, based on retail valuation from official used car guides. Approximately 60.0% of our automobile loan originations are generated through applications submitted through our website, many of which are to Ohio residents. Substantially all these loans are closed in our offices where we make personal identification of the borrower. We only permit a closing off-site in the case of a refinance with an existing customer, or a new automobile with a dealer with whom we have an existing relationship. By maintaining 15 years of underwriting history we have developed policies and procedures that allow us to make these loans with good delinquency and loss experience. We also service automobile loans that we have originated and sold to Third Federal prior to our divestiture. By servicing the loans we receive income for our services at a level sufficient to compensate us for our costs and obtain a customer relationship that affords us with marketing opportunities.

        Consumer loans may entail greater risk than one- to four-family residential mortgage loans, particularly in the case of consumer loans which are secured by rapidly depreciable assets, such as automobiles, and credit card loans that are unsecured. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan collections are dependent on the borrower's continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. We actively manage this risk and have been successful in managing this risk in the past. Our management begins with our policies that are carried out through detailed underwriting and proprietary processing and documentation. All closed loans are quality reviewed for accuracy. Collection activity is closely tracked and we promptly contact any delinquent borrower.

        ONE- TO FOUR-FAMILY RESIDENTIAL MORTGAGE LOANS. We offer both fixed-rate and adjustable-rate conforming one- to four-family residential mortgage loans. This portfolio totaled $9.2 million, or 31.45% of our total loan portfolio at September 30, 2005. Most of these loans were originated prior to our affiliation with Third Federal, when we began to refer our residential loan customers to Third Federal. At September 30, 2005, we also had $647,000 in home equity loans, or 2.21% of our total loan portfolio.

        During our affiliation with Third Federal, we utilized Third Federal to underwrite, process and close residential mortgage loans for customers that we referred to Third Federal. These loans were retained by Third Federal. Substantially all of our current portfolio of one- to four-family residential mortgage loans were originated prior to our affiliation with Third Federal. Thus, we have generally not made any mortgage loans, other than home equity loans, in over three years. Following our separation from Third Federal on March 31, 2005, we began to use third party processors based in the Columbus metropolitan area to underwrite, process and close our residential mortgage loans. We intend to use these providers for the foreseeable future. We will fund and service these loans. We anticipate retaining a majority of these loans in our portfolio subject to our liquidity needs, capital levels and asset and liability management concerns. We intend to use these companies in order to offer our customers this loan product without the expense of an in-house residential mortgage loan department. We may use more than one provider depending on the level of service and volume of loans. Should we discontinue these relationships or otherwise be unable to use companies in the future, our ability to originate residential mortgage loans may be disrupted unless we are able to find a suitable replacement or have the capability to perform the function through our lending staff. Our income may be negatively affected if our lending program is disrupted. In the event the volume of our mortgage loan origination is unsatisfactory, we may purchase one-to four-family residential mortgage loans in our market area from brokers or other banks to increase our interest earning assets and for asset liability management.

        We currently offer fixed-rate conventional mortgage loans with terms of 10 to 30 years that are fully amortizing and adjustable-rate conventional mortgage loans that amortize up to 30 years. One- to four-family residential mortgage loans are generally underwritten according to Fannie Mae or Freddie Mac guidelines, and loans that conform to such guidelines are referred to as "conforming loans." We generally originate both fixed- and adjustable-rate loans in amounts up to the maximum conforming loan limits as established by Fannie Mae or Freddie Mac, which is currently $359,650 for single-family homes. Private mortgage insurance is required for first mortgage loans with loan-to-value ratios in excess of 85%. We intend to emphasize the origination of adjustable rate loans and shorter term fixed rate mortgages for our portfolio. We anticipate we will sell mortgages with greater than 15-year maturities into the secondary market for interest rate risk management purposes.

        We also offer loans above conforming limits, referred to as "jumbo loans," that have been underwritten to the credit standards of Fannie Mae or Freddie Mac. These loans are generally eligible for sale to various firms that specialize in the purchase of such non-conforming loans. We also originate loans at higher rates that do not fully meet the credit standards of Fannie Mae or Freddie Mac but are deemed to be acceptable risks.

        Our adjustable-rate loan products are secured by residential properties with rates that are fixed for an initial period ranging from one year to five years. After the initial fixed period, the interest rate on these loans is generally reset every year based upon a contractual spread or margin above the average yield on U.S. Treasury securities, adjusted to a constant maturity of one year, as published weekly by the Federal Reserve Board, subject to certain periodic and lifetime limitations on interest rate changes. Many of the borrowers who select these loans have shorter-term credit needs than those who select long-term, fixed-rate loans. Adjustable-rate mortgage loans generally pose different credit risks than fixed-rate loans primarily because the underlying debt service payments of the borrowers rise as interest rates rise, thereby increasing the potential for default. At September 30, 2005, our adjustable-rate mortgage portfolio was $2.1 million or 7.0% of our gross loan portfolio.

        We require title insurance on all of our one- to four-family residential mortgage loans, and we also require that borrowers maintain fire and extended coverage casualty insurance (and, if appropriate, flood insurance) in an amount at least equal to the lesser of the loan balance or the replacement cost of the improvements. We do not require a mortgage escrow account from which disbursements are made for real estate taxes and for hazard and flood insurance. We do not conduct environmental testing on residential mortgage loans unless specific concerns for hazards are determined by the appraiser utilized in connection with the loan.

        In addition to traditional one- to four-family residential mortgage loans, we offer home equity loans and home equity lines of credit that are secured by the borrower's primary residence. The borrower is permitted to draw on a home equity line of credit during the first three years after it is originated and may repay the outstanding balance over a term not to exceed seven years from the date the home equity line of credit is originated. Our home equity lines of credit are originated with adjustable rates of interest and our home equity loans with fixed rates of interest. Home equity loans and home equity lines of credit are generally underwritten with the same criteria that we use to underwrite fixed-rate, one- to four-family residential mortgage loans. Home equity lines of credit and home equity loans may be underwritten with a loan-to-value ratio of 95% and 80%, respectively, when combined with the principal balance of the existing mortgage loan. We appraise the property securing the loan at the time of the loan application in order to determine the value of the property securing the home equity loan or line of credit. At the time we close a home equity loan or line of credit, we file a mortgage to perfect our security interest in the underlying collateral.

        COMMERCIAL REAL ESTATE AND COMMERCIAL BUSINESS LOANS. We make various types of secured commercial loans to customers in our market area for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. We also make real estate loans secured by commercial properties, typically small businesses or professional offices. The terms of these loans generally range from less than one year to 25 years. The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to (i) a lending rate that is determined internally, or (ii) a short-term market rate index. At September 30, 2005, we had 9 commercial loans outstanding with an aggregate balance of $85,000 or 0.29% of our gross loan portfolio and 2 commercial real estate loans with an aggregate balance of $620,000, or 2.1% of our gross loan portfolio. We do not plan to actively market commercial loans, but rather to make such loans as the opportunity may arise. We have no current plans to originate commercial real estate construction loans.

        LOAN ORIGINATIONS, PURCHASES, SALES AND SERVICING. While we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon borrower demand, market interest rates, borrower preference for fixed- versus adjustable-rate loans, and the interest rates offered on each type of loan by other lenders competing in our market area. Loan originations are derived from a number of sources, including branch office personnel, our website, existing customers, borrowers, builders, attorneys, accountants and other professionals, real estate and mortgage brokers and walk-in customers.

        Our loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand, while declining interest rates may stimulate increased loan demand. Accordingly, the volume of loan originations, the mix of fixed and adjustable-rate loans, and the profitability of this activity can vary from period to period. One- to four-family residential mortgage loans are generally underwritten to current Fannie Mae or Freddie Mac seller/servicer guidelines, and closed on standard Fannie Mae or Freddie Mac documents. If such loans are sold, the sales are conducted using standard Fannie Mae or Freddie Mac purchase contracts and master commitments as applicable. One- to four-family mortgage loans may be sold to Fannie Mae or Freddie Mac on a non-recourse basis whereby foreclosure losses are generally the responsibility of the purchaser.

        The following table shows the loan origination, sale and repayment activities of Ohio Central Savings for the periods indicated.

                                                      YEAR ENDED SEPTEMBER 30,
                                                     -------------------------
                                                         2005          2004
                                                     -----------   -----------
                                                           (IN THOUSANDS)

        Beginning of period (1)..................    $    26,197   $    26,700

        Originations by Type:
        --------------------
           Real estate mortgage sales:
             One- to four-family residential.....          4,427            13
             Home equity.........................            205            --
        Consumer Sales:
             Automobile..........................         15,351        35,098
             Other consumer......................          1,609            --
        Other Sales..............................            154            --
                                                     -----------   -----------
               Total loans originated............         21,746        35,111

        Sales and Repayments:
           Real estate mortgage:
             One- to four-family residential.....             --            --
             Home equity.........................             --            --
             Residential construction............             --            --
        Consumer:
             Automobile..........................          2,381        25,014
             Other consumer......................                           --
        Other....................................             --            --
                                                     -----------   -----------
               Total loans sold..................          2,381        25,014

           Principal repayments..................         16,333        10,564
                                                     -----------   -----------
               Total reductions..................         18,714        35,578

        Increase (decrease) in other
           items, net............................             76           (36)
                                                     -----------   -----------

               Net increase/(decrease)...........          3,108          (503)
                                                     -----------   -----------
               Ending balance....................    $    29,306   $    26,197
                                                     ===========   ===========

        ------------------
        (1) Includes automobile loans held for sale in the amount of $92,000 at September 30, 2004.

        LOAN APPROVAL AUTHORITY AND UNDERWRITING. Our board of directors grants lending authority to the Credit Committee (the members of which are two directors and an officer), and individual executive officers and loan officers. Our lending activities are subject to written policies established by the board of directors. These policies are reviewed periodically.

        The Credit Committee may approve loans in accordance with applicable loan policies, including our policy governing loans to one borrower. This policy places limits on the aggregate dollar amount of credit that may be extended to any one borrower and related entities. The Credit Committee may approve loans up to an aggregate of $1 million to any one borrower and related borrowers. The Credit Committee also may approve unsecured loans in amounts up to $50,000. Our practices generally provide for a maximum loan-to-one-borrower limit of $1 million.

        In connection with our residential and commercial real estate loans, we generally require property appraisals to be performed by independent appraisers who are approved by the board of directors. Appraisals are then reviewed by the appropriate loan underwriting areas. Under certain conditions, we may not require appraisals for loans under $250,000, but we obtain appraisals in many of these cases. We also require title insurance, hazard insurance and, if indicated, flood insurance on property securing mortgage loans.

DELINQUENT LOANS, OTHER REAL ESTATE OWNED AND CLASSIFIED ASSETS

        COLLECTION PROCEDURES. We send a computer-generated late notice by the 11th day after the payment due date on a loan requesting the payment due plus any late charge that is assessed. Accounts are distributed to a collector or account officer to contact borrowers, determine the reason for delinquency and arrange for payment, and accounts are monitored electronically for receipt of payments. If payments are not received within 30 days of the original due date, a letter demanding payment of all arrearages is sent and contact efforts are continued. If contact is not made and satisfactory arrangements are not made or if payment is not received, we generally accelerate loans and demand payment in full and take action to recover any collateral. In addition, failure to pay within 60 days of the original due date generally results in legal action, notwithstanding ongoing collection efforts.

        For secured consumer loans such as automobile loans, we may repossess the collateral. This is generally accomplished by using a third party provider that specializes in collateral repossession. Once the collateral is obtained, we assess the condition and value of the collateral and proceed to sell the collateral. We use a third party to sell the collateral, generally at a public auction. Typically the time between repossession and sale is within a month. In these cases, we typically record the repossession and sale as a single transaction with a net charge-off to the allowance for loan losses. In the event that the holding period were to extend over the end of a reporting period, our policy is to initially record the repossessed automobile at fair value when acquired, establishing a new cost basis. If fair value declines subsequent to repossession, an additional valuation allowance would be recorded. Gains or losses arising from sales of foreclosed or repossessed assets are recorded in the income statement. Any deficiency balance is then pursued with the debtor. Generally, deficiency balances are charged-off the balance sheet as uncollectible and pursued using a third party. Loans with no payments in 180 days are generally charged-off. For commercial loans, procedures may vary depending upon individual circumstances.

        LOANS PAST DUE AND NON-PERFORMING ASSETS. Loans are reviewed on a regular basis, and are placed on non-accrual status when either principal or interest is 90 days or more past due. In addition, we place loans on non-accrual status when we believe that there is sufficient reason to question the borrower's ability to continue to meet contractual principal or interest payment obligations. Interest accrued and unpaid at the time a loan is placed on non-accrual status is reversed from interest income. Interest payments received on non-accrual loans are not recognized as income unless warranted based on the borrower's financial condition and payment record. At September 30, 2005, we had non-accrual loans of $47,000.

        Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned ("REO") until such time as it is sold. When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less estimated costs of disposal. If the fair value of the property is less than the loan balance, the difference is charged against the allowance for loan losses. At September 30, 2005, we had no REO.

        The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated. Loans delinquent for 90 days or more are also classified as non-accrual loans.

                                                   LOANS DELINQUENT FOR
                                   --------------------------------------------------
                                         60-89 DAYS              90 DAYS AND OVER                 TOTAL
                                   -----------------------    -----------------------    -----------------------
                                     NUMBER       AMOUNT        NUMBER       AMOUNT        NUMBER       AMOUNT
                                   ----------   ----------    ----------   ----------    ----------   ----------
                                                                 (DOLLARS IN THOUSANDS)
At September 30, 2005
---------------------
   One- to four-family........             --    $      --            --   $       --            --   $       --
   Home equity................             --           --            --           --            --           --
   Automobile.................              3           20             2           42             5           62
   Other consumer.............             --           --             3            5             3            5
   Commercial real estate.....             --           --            --           --            --           --
   Commercial business........             --           --            --           --            --           --
                                   ----------   ----------    ----------   ----------    ----------   ----------
     Total....................              3   $       20             5   $       47             8   $       67
                                   ==========   ==========    ==========   ==========    ==========   ==========

At September 30, 2004
---------------------
   One- to four-family........             --    $      --            --   $       --            --   $       --
   Home equity................              1            3            --           --             1            3
   Automobile.................              1            1             2           23             3           24
   Other consumer.............             11           18             8           16            19           34
   Commercial real estate.....             --           --            --           --            --           --
   Commercial business........             --           --            --           --            --           --
                                   ----------   ----------    ----------   ----------    ----------   ----------
     Total....................             13   $       22            10   $       39            23   $       61
                                   ==========   ==========    ==========   ==========    ==========   ==========

        NON-PERFORMING ASSETS. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At each date presented, we had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

                                                              AT SEPTEMBER 30,
                                                       -----------------------------
                                                           2005             2004
                                                       ------------     ------------
                                                            (DOLLARS IN THOUSANDS)
Non-accrual loans:
   One- to four-family............................     $         --     $         --
   Home equity....................................               --               --
   Automobile.....................................               42               23
   Other consumer.................................                5               16
   Commercial real estate.........................               --               --
   Commercial business............................               --               --
                                                       ------------     ------------
     Total non-performing loans...................     $         47     $         39
                                                       ============     ============

Real estate owned:
   One- to four-family............................     $         --     $         --
   Home equity....................................               --               --
   Commercial real estate.........................               --               --
     Total real estate owned......................               --               --
                                                       ------------     ------------

Total non-performing assets.......................     $         47     $         39
                                                       ============     ============

Ratios:
   Non-performing loans to total loans............            0.16%            0.15%
   Non-performing assets to total assets..........            0.08%            0.07%

        As of September 30, 2005, management was not aware of any loans not included in non-performing loans above where known information about possible credit problems causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

        For the year ended September 30, 2005, gross interest income that would have been recorded had the non-accrual loans at the end of the period remained on accrual status throughout the period amounted to $577. No interest income was recognized on these loans.

        CLASSIFICATION OF ASSETS. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as a loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention.

        When we classify assets as either substandard or doubtful, we allocate a portion of the related general loss allowances to such assets as we deem prudent. The allowance for loan losses represents amounts that have been established to recognize losses inherent in the loan portfolio that are both probable and reasonably estimable at the date of the financial statements. When we classify problem assets as loss, we charge-off such amount. Ohio Central Savings maintains an aggressive collection policy that generally results in loans classified as doubtful or a loss to be charged off at the time the determination is made. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our regulatory agencies, which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets at September 30, 2005, classified assets consisted of substandard assets of $47,000. The classified assets total consists of non-performing loans and all of our non-accrual loans. Any loan in excess of 90 days delinquent is classified as a non-accrual loan. At September 30, 2005, we had no loans that were classified as a troubled debt restructuring.

        The aggregate amount of our classified assets and special mention at the dates indicated were as follows:

                                             AT SEPTEMBER 30,
                                      ----------------------------
                                         2005              2004
                                      ----------        ----------
                                             (IN THOUSANDS)
              Loss................    $       --        $       --
              Doubtful............            --                --
              Substandard.........            47                39
              Special Mention.....            --                --
                                      ----------        ----------
              Total...............    $       47        $       39
                                      ==========        ==========

        ALLOWANCE FOR LOAN LOSSES. We provide for loan losses based on the allowance method. Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. We regularly review the loan portfolio and make provisions for loan losses in order to maintain the allowance for loan losses in accordance with accounting principles generally accepted in the United States of America. The allowance for loan losses consists of three components:

        (1) specific reserves established for any impaired one- to four-family and multi-family mortgage, commercial real estate, construction and commercial loans for which the recorded investment in the loan exceeds the measured value of the loan;

        (2) allowances for loan losses for each loan type based on historical loan loss experience; and

        (3) adjustments to historical loss experience (general reserves), maintained to cover uncertainties that affect our estimate of probable losses for each loan type.

        The adjustments to historical loss experience are based on our evaluation of several factors, including:

        o       levels of, and trends in, past due and classified loans;

        o       levels of, and trends in, charge-offs and recoveries;

        o trends in volume and terms of loans, including any credit concentrations in the loan portfolio;

        o experience, ability, and depth of lending management and other relevant staff; and

        o       national and local economic trends and conditions.

        We evaluate the allowance for loan losses based upon the combined total of the specific, historical loss and general components. Generally when the loan portfolio increases, absent other factors, the allowance for loan loss methodology results in a higher dollar amount of estimated probable losses than would be the case without the increase. Generally when the loan portfolio decreases, absent other factors, the allowance for loan loss methodology results in a lower dollar amount of estimated probable, incurred losses currently in the portfolio, including allocations resulting from the increased volume of automobile loan originations retained on the balance sheet during the 2001 to 2003 portion of the mutual partnership with Third Federal that have not yet resulted in charge-offs. As origination volume declined during 2004 and 2005, provisions were reduced accordingly.

        We consider commercial business loans and commercial real estate loans to have greater risk than one- to four-family residential mortgage loans. Commercial business loans involve a higher risk of default than residential loans of like duration since their repayment generally depends on the successful operation of the borrower's business and the sufficiency of collateral, if any. Commercial real estate loans also have greater credit risks compared to one- to four-family residential mortgage loans, as they typically involve large loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy.

        We periodically evaluate the carrying value of loans and the allowance is adjusted accordingly. While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, our regulatory agencies periodically review the allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

        The following table sets forth activity in our allowance for loan losses for the years indicated.

                                                                AT OR FOR THE YEARS ENDED
                                                                      SEPTEMBER 30,
                                                               ---------------------------
                                                                   2005           2004
                                                               ------------   ------------
                                                                  (DOLLARS IN THOUSANDS)
Balance at beginning of year                                   $        231   $        217

Charge-offs:
   One- to four-family......................................             --             --
   Home equity..............................................             30             --
   Automobile...............................................              3             16
   Other consumer...........................................             41             29
   Commercial real estate...................................             --             --
   Commercial business......................................             --             --
                                                               ------------   ------------
     Total charge-offs......................................             74             45
                                                               ------------   ------------

Recoveries:
   One- to four-family......................................             --             --
   Home equity..............................................             --              7
   Automobile...............................................              2              3
   Other consumer...........................................              1             14
   Commercial real estate...................................             --             --
   Commercial business......................................             --             --
                                                               ------------   ------------
     Total recoveries.......................................              3             24
                                                               ------------   ------------

Net charge-offs.............................................            (71)           (21)
                                                               ------------   -------------
Provision for loan losses...................................             20             35
                                                               ------------   ------------

Balance at end of year......................................   $        180   $        231
                                                               ============   ============

Ratios:
Net charge-offs to average loans outstanding................          0.26%          0.08%
Allowance for loan losses to non-performing loans...........        382.98%        592.31%
Allowance for loan losses to total loans....................          0.61%          0.88%

        ALLOCATION OF ALLOWANCE FOR LOAN LOSSES. The following tables set forth the allowance for loan losses allocated by loan category, the total loan balances by category (excluding loans held for sale) and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

                                                                   AT SEPTEMBER 30,
                             ----------------------------------------------------------------------------------------
                                                 2005                                         2004
                             -------------------------------------------  -------------------------------------------
                                                             PERCENT OF                                   PERCENT OF
                                                LOAN       LOANS IN EACH                     LOAN       LOANS IN EACH
                             ALLOWANCE FOR   BALANCES BY    CATEGORY TO   ALLOWANCE FOR   BALANCES BY    CATEGORY TO
                              LOAN LOSSES     CATEGORY      TOTAL LOANS    LOAN LOSSES     CATEGORY      TOTAL LOANS
                             -------------  -------------  -------------  -------------  -------------  -------------
                                                                 (DOLLARS IN THOUSANDS)
One- to four-family........  $          57  $       9,240          31.36% $          57  $       6,595          24.95%
Home equity................              4            647           2.20              8            864           3.27
Automobile.................            114         18,788          63.76            153         17,508          66.23
Other consumer.............              1             87           0.29              7            731           2.77
Commercial real estate.....              3            620           2.10              5            645           2.44
Commercial business........              1             85           0.29              1             91           0.34
                             -------------  -------------  -------------  -------------  -------------  -------------

   Total...................  $         180  $      29,467         100.00% $         231  $      26,434         100.00%
                             =============  =============  =============  =============  =============  =============

SECURITIES ACTIVITIES

        Our securities investment policy is established by our board of directors. This policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management strategy and in order to meet the qualified thrift lender test. Our asset/liability management committee ("ALCO"), which consists of senior management, oversees our investing strategies. The asset/liability management committee of the board of directors then reviews the ALCO's activities and strategies, and reports to the full board of directors, which evaluates on an ongoing basis our investment policy and objectives. Our chief financial officer is responsible for making securities portfolio decisions in accordance with established policies. Our chief financial officer has the authority to purchase and sell securities within specific guidelines established by the investment policy. In addition, all transactions are reviewed by the ALCO at least monthly.

        Our current investment policy generally permits securities investments in debt securities issued by the U.S. government and U.S. agencies, municipal bonds, and corporate debt obligations, as well as investments in preferred and common stock of government agencies and government sponsored enterprises such as Fannie Mae, Freddie Mac and the Federal Home Loan Bank of Cincinnati (federal agency securities) and, to a much lesser extent, other equity securities. Securities in these categories are classified as "investment securities" for financial reporting purposes. The policy also permits investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae as well as collateralized mortgage obligations ("CMOs") issued or backed by securities issued by these government agencies. Also permitted are investments in securities issued or backed by the Small Business Administration, privately issued mortgage-backed securities and asset-backed securities collateralized by auto loans, credit card receivables, and home equity and home improvement loans. Our current investment strategy uses a risk management approach of diversified investing in fixed-rate securities with short- to intermediate-term maturities, as well as adjustable-rate securities, which may have a longer term to maturity. The emphasis of this approach is to increase overall investment securities yields while managing interest rate risk.

        SFAS No. 115 requires that, at the time of purchase, we designate a security as held to maturity, available-for-sale, or trading, depending on our ability and intent. Securities available-for-sale and trading securities are reported at fair value, while securities held to maturity are reported at amortized cost. We did not have any securities as available for sale at September 30, 2005 or 2004.

        MORTGAGE-BACKED SECURITIES. We purchase mortgage-backed securities in order to generate positive interest rate spreads with minimal administrative expense, lower credit risk as a result of the guarantees provided by Fannie Mae and Ginnie Mae, and increased liquidity. We invest primarily in mortgage-backed securities issued or sponsored by Fannie Mae and Ginnie Mae. To a lesser extent, we also invest in securities backed by U.S. government agencies. At September 30, 2005, our mortgage-backed securities portfolio had a book value of $22.1 million, consisting of $20.3 million of pass-through securities and $1.8 million of collateralized mortgage obligations ("CMOs") and Real Estate Mortgage Investment Conduits ("REMICs").

        Mortgage-backed securities are created by pooling mortgages and issuing a security collateralized by the pool of mortgages with an interest rate that is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although most of our mortgage-backed securities are collateralized by single-family mortgages. The issuers of such securities (generally U.S. government agencies and government sponsored enterprises, including Fannie Mae, Freddie Mac and Ginnie Mae) pool and resell the participation interests in the form of securities to investors, such as Ohio Central Savings, and guarantee the payment of principal and interest to these investors. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby affecting the net yield on such securities. We review prepayment estimates for our mortgage-backed securities at the time of purchase to ensure that prepayment assumptions are reasonable considering the underlying collateral for the securities at issue and current interest rates, and to determine the yield and estimated maturity of the mortgage-backed securities portfolio. Periodic reviews of current prepayment speeds are performed in order to ascertain whether prepayment estimates require modification that would cause amortization or accretion adjustments.

        A portion of our mortgage-backed securities portfolio is invested in CMOs and REMICs backed by Fannie Mae and Freddie Mac. CMOs and REMICs are types of debt securities issued by a special-purpose entity that aggregates pools of mortgages and mortgage-backed securities and creates different classes of securities with varying maturities and amortization schedules, as well as a residual interest, with each class possessing different risk characteristics. The cash flows from the underlying collateral are generally divided into "tranches" or classes that have descending priorities with respect to the distribution of principal and interest cash flows, while cash flows on pass-through mortgage-backed securities are distributed pro rata to all security holders. Our practice is to limit fixed-rate CMO investments primarily to the early-to-intermediate tranches, which have the greatest cash flow stability. Floating rate CMOs are purchased with emphasis on the relative trade-offs between lifetime interest rate caps, prepayment risk and interest rates.

        Over the past two years our portfolio of mortgage-backed securities has increased. This is a reflection of our activity of referring our mortgage customers to Third Federal for mortgage loans and in return, purchasing mortgage-backed securities for our portfolio made up of loans to customers in our market areas. This activity is intended to both serve our customers and help Ohio Central Savings meet its Community Reinvestment Act obligations, compliance with the qualified thrift lender test and the limitation of the aggregate amount of consumer loans that we may hold in our portfolio. These securities are of various maturities in order to conform to our interest rate risk management policy. In addition, these securities are qualifying collateral for Federal Home Loan Bank advances that were obtained to provide funding for the securities.

        EQUITY SECURITIES. At September 30, 2005, our equity securities consisted almost exclusively of shares of common stock issued by the Federal Home Loan Bank of Cincinnati. We hold the Federal Home Loan Bank of Cincinnati common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank of Cincinnati's advance program. There is no market for the common stock, but it is the current practice of the Federal Home Loan Bank of Cincinnati to redeem tendered shares at par value on the same day the redemption request is made.

        The aggregate carrying value of our Federal Home Loan Bank of Cincinnati common stock as of September 30, 2005 was $721,100, based on its cost since it is a restricted stock that can only be sold back to the Federal Home Loan Bank. Due to our receipt of stock dividends and reduction of our outstanding advances, we owned shares of Federal Home Loan Bank of Cincinnati common stock at September 30, 2005 with a par value that was $635,405 more than we were required to own to maintain our membership in the Federal Home Loan Bank System and to be eligible to obtain advances.

        Mutual funds totaled $0 and $58,000 at September 30, 2005 and 2004, respectively. These consist of money market funds and are designated as trading securities.

        The following table sets forth the composition of our securities portfolio at the dates indicated with respect to trading securities. The securities consist of a mutual fund held for the benefit of directors who have deferred receipt of their board fees.

                                                                     AT SEPTEMBER 30,
                                                  --------------------------------------------------------
                                                            2005                        2004
                                                  ---------------------------  ---------------------------
                                                   AMORTIZED                    AMORTIZED
                                                     COST         FAIR VALUE      COST         FAIR VALUE
                                                  -----------    ------------  -----------    ------------
                                                                       (IN THOUSANDS)
TRADING SECURITIES:
   Mutual funds................................   $        --    $         --  $        55    $         58
                                                  -----------    ------------  -----------    ------------

   Total trading securities....................   $        --    $         --  $        55    $         58
                                                  -----------    ------------  -----------    ------------

        HELD TO MATURITY PORTFOLIO. The following table sets forth the composition of our held to maturity portfolio at the dates indicated.

                                                                     AT SEPTEMBER 30,
                                                  --------------------------------------------------------
                                                            2005                        2004
                                                  ---------------------------  ---------------------------
                                                   AMORTIZED                    AMORTIZED
                                                     COST         FAIR VALUE      COST         FAIR VALUE
                                                  -----------    ------------  -----------    ------------
                                                                       (IN THOUSANDS)
INVESTMENT SECURITIES:
   U.S. Government securities...............      $        --    $         --  $        --    $         --
   Federal agency obligations...............            2,588           2,530        2,583           2,577
   Corporate debt securities................               --              --           --              --
   State and municipal securities...........               --              --           --              --
   Equity securities........................               --              --           --              --
                                                  -----------    ------------  -----------    ------------

   Total investment securities
      held to maturity......................            2,588           2,530        2,583           2,577
                                                  -----------    ------------  -----------    ------------

MORTGAGE-BACKED SECURITIES:
   Pass-through securities:
     Ginnie Mae.............................            7,123           7,041        9,023           9,079
     Fannie Mae.............................           12,500          12,207       10,480          10,415
     Other..................................              726             720           --              --
   CMOs and REMICs..........................            1,777           1,737          885             890
                                                  -----------    ------------  -----------    ------------

   Total mortgage-backed securities
      held  to maturity.....................           22,126          21,705       20,388          20,384
                                                  -----------    ------------  -----------    ------------

   Total securities held to maturity........      $    24,714    $     24,235  $    22,971    $     22,961
                                                  ===========    ============  ===========    ============

        PORTFOLIO MATURITIES AND YIELDS. The composition and maturities of the investment debt securities portfolio and the mortgage-backed securities portfolio at September 30, 2005 are summarized in the following table. At September 30, 2005, we held no debt securities or mortgage-backed securities for sale. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax-equivalent basis.

                                                               MORE THAN ONE YEAR        MORE THAN FIVE YEARS
                                     ONE YEAR OR LESS          THROUGH FIVE YEARS         THROUGH TEN YEARS
                                 ------------------------   ------------------------   ------------------------
                                                WEIGHTED                   WEIGHTED                  WEIGHTED
                                  AMORTIZED     AVERAGE      AMORTIZED     AVERAGE      AMORTIZED     AVERAGE
                                    COST         YIELD         COST         YIELD         COST         YIELD
                                 -----------  -----------   -----------  -----------   -----------  -----------
                                                             (DOLLARS IN THOUSANDS)
HELD TO MATURITY:
MORTGAGE-BACKED SECURITIES
   Fannie Mae..................  $        --          --%   $        --          --%   $     1,307        3.41%
   Ginnie Mae..................           --          --             --          --             --          --
   Other CMO...................           --          --             --          --             --          --
                                 -----------  -----------   -----------  -----------   -----------  -----------
     Total.....................           --          --             --          --             --          --

INVESTMENT SECURITIES
   Agency securities...........           --          --          2,588        3.21             --          --
   State and municipal
      securities...............           --          --             --          --             --          --
                                 -----------  -----------   -----------  -----------   -----------  -----------

   Total debt securities
      held to maturity.........  $        --          --%   $     2,588        3.21%   $     1,307        3.41%
                                 ===========  ===========   ===========  ===========   ===========  ===========


                                    MORE THAN TEN YEARS               TOTAL SECURITIES
                                 ------------------------   --------------------------------------
                                                WEIGHTED                                WEIGHTED
                                  AMORTIZED     AVERAGE      AMORTIZED                  AVERAGE
                                    COST         YIELD         COST       FAIR VALUE     YIELD
                                 -----------  -----------   -----------  ------------  -----------
                                                             (DOLLARS IN THOUSANDS)
HELD TO MATURITY:
MORTGAGE-BACKED SECURITIES
   Fannie Mae..................  $    20,819        4.65%   $    22,126  $     21,705        4.58%
   Ginnie Mae..................           --          --             --            --          --
   Other CMO...................           --          --             --            --          --
                                 -----------  -----------   -----------  ------------  -----------
     Total.....................           --          --             --            --          --

INVESTMENT SECURITIES
   Agency securities...........           --          --          2,588         2,530        3.21
   State and municipal
      securities...............           --          --             --            --          --
                                 -----------  -----------   -----------  ------------  -----------

   Total debt securities
      held to maturity.........  $    20,819        4.65%   $    24,714  $     24,235        4.43%
                                 ===========  ===========   ===========  ============  ===========

SOURCES OF FUNDS

        GENERAL. Deposits, borrowings, repayments and prepayments of loans and securities, proceeds from sales of loans and securities, proceeds from maturing securities and cash flows from operations are the primary sources of our funds for use in lending, investing and for other general purposes.

        DEPOSITS. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of savings accounts, NOW accounts, checking accounts, money market accounts, club accounts, certificates of deposit and IRAs and other qualified plan accounts. We provide commercial checking accounts for businesses. In addition, we provide low-cost checking account services for low-income customers.

        At September 30, 2005, our total deposits, all of which were interest bearing, totaled $33.1 million. We have no demand deposits. NOW, savings and money market deposits totaled $21.2 million at September 30, 2005. At September 30, 2005, we had a total of $11.9 million in certificates of deposit, of which $5.6 million had maturities of one year or less. Although we have a significant portion of our deposits in shorter-term certificates of deposit, we monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

        Our deposits are obtained predominantly from the areas in which our branch offices are located. We rely on our favorable locations, customer service and competitive pricing to attract and retain these deposits. In addition, we continue to maintain our relationships developed as a credit union. These relationships include employer organizations that provide payroll deduction from their employees to Ohio Central Savings. These relationships also allow Ohio Central Savings to distribute marketing materials and solicit deposits and loans from their employees. We do accept certificates of deposit in excess of $100,000 for which we may provide preferential rates, however, we generally do not solicit such deposits as they are more difficult to retain than core deposits. We do not solicit brokered deposits.

        The following tables set forth the distribution of total deposit accounts, by account type, for the periods indicated.

                                                              YEARS ENDED SEPTEMBER 30,
                                   ----------------------------------------------------------------------------
                                                   2005                                    2004
                                   -------------------------------------  -------------------------------------
                                    AVERAGE                  WEIGHTED      AVERAGE                  WEIGHTED
                                    BALANCE     PERCENT    AVERAGE RATE    BALANCE     PERCENT    AVERAGE RATE
                                   ---------  ----------  --------------  ---------  ----------  --------------
                                                            (DOLLARS IN THOUSANDS)
NOW deposits..................     $   6,315       19.30%      1.62%      $   5,297       17.17%      1.02%
Savings deposits..............        13,072       39.95       0.23          14,100       45.71       0.23
Money market deposits.........         2,773        8.48       1.12           3,103       10.06       0.84

Certificates of deposit.......        10,557       32.27       3.94           8,344       27.06       4.81
                                   ---------   ---------                  ---------   ---------

   Total deposits.............     $  32,717      100.00%      1.77%      $  30,844      100.00%      1.66%
                                   =========   =========                  =========   =========

        The following table sets forth, by interest rate ranges, information concerning certificates of deposit at the dates indicated.

                                                           AT SEPTEMBER 30, 2005
                          -----------------------------------------------------------------------------------------
                                                            PERIOD TO MATURITY
                          -----------------------------------------------------------------------------------------
                            LESS THAN      ONE TO TWO   TWO TO THREE     MORE THAN                     PERCENT OF
                            ONE YEAR         YEARS          YEARS       THREE YEARS       TOTAL           TOTAL
                          -------------  -------------  -------------  -------------  -------------  --------------
                                                           (DOLLARS IN THOUSANDS)
  Interest Rate Range:
   2.00% and below...     $       1,132  $          23  $          --  $          --  $       1,155           9.74%
   2.01% to 3.00%....               479            311              6             --            796           6.71
   3.01% to 4.00%....             2,503            155            474            241          3,373          28.44
   4.01% to 5.00%....               152            497            980          3,296          4,925          41.53
   5.01% to 6.00%....             1,214             16             --            380          1,610          13.58
   6.01% and above...                --             --             --             --             --             --
                          -------------  -------------  -------------  -------------  -------------  -------------

   Total.............     $       5,480  $       1,002  $       1,460  $       3,917  $      11,859         100.00%
                          =============  =============  =============  =============  =============  =============

        The following table sets forth certificates of deposit by time remaining until maturity as of September 30, 2005.

                                                                               MATURITY
                                                       ---------------------------------------------------------
                                                        3 MONTHS OR    OVER 3 TO 6   OVER 6 TO 12     OVER 12
                                                           LESS           MONTHS        MONTHS         MONTHS         TOTAL
                                                       ------------   ------------   ------------   ------------   ------------
                                                                                    (IN THOUSANDS)
Certificates of deposit less than $100,000........     $        623   $      1,117   $      2,462   $      4,609   $      8,812
Certificates of deposit of $100,000 or more (1)...              101            307            946          1,692          3,047
                                                       ------------   ------------   ------------   ------------   ------------
Total of certificates of deposit..................     $        724   $      1,424   $      3,408   $      6,301   $     11,859
                                                       ============   ============   ============   ============   ============

-----------------------
(1) The weighted average interest rates for these accounts, by maturity period, are: 1.82% for 3 months or less; 2.73% for over 3 to 6 months; 4.01% for 6 to 12 months; and 4.18% for over 12 months. The overall weighted average interest rate for accounts of $100,000 or more was 4.38%.

        BORROWINGS. Our borrowings consist of Federal Home Loan Bank advances and repurchase agreements. The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the periods indicated.

                                                                         AT OR FOR THE YEARS ENDED
                                                                                SEPTEMBER 30,
                                                                       ----------------------------
                                                                           2005            2004
                                                                       ------------    ------------
                                                                           (DOLLARS IN THOUSANDS)
            Balance at end of period...............................    $   16,450      $   16,450
            Average balance during period..........................        17,554          16,200
            Maximum outstanding at any month end...................        19,450          16,450
            Weighted average interest rate at end of period........          4.81%           4.81%
            Average interest rate during period....................          5.94%           4.82%

        At September 30, 2005, we had access to additional Federal Home Loan Bank advances of up to $10.6 million. In addition $18.8 million of our automobile loan portfolio was pledged to the Federal Reserve Bank of Cleveland to secure up to $14 million in potential advances.

COMPETITION

        We face significant competition in both originating loans and attracting deposits. The Dublin and Cleveland metropolitan areas and the counties in which we operate have a high concentration of financial institutions, many of which are significantly larger institutions and have greater financial resources than we do, and many of which are our competitors to varying degrees. We have less than a 1% market share of both deposits and loans in these markets. Our competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, credit unions, leasing companies, insurance companies and other financial service companies. Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions. We face additional competition for deposits from nondepository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies.

        We seek to meet this competition by emphasizing personalized banking and the advantage of local decision-making in our banking business. Specifically, we promote and maintain relationships and build customer loyalty within local communities by emphasizing decentralized regional management and by focusing our marketing and community involvement on the specific needs of individual neighborhoods. In addition, we seek to meet competition for loans by offering our current and prospective borrowers preferred rates and terms on deposit products for new lending business. This strategy appears to have been well received in our market area. We do not rely on any individual, group, or entity for a material portion of our deposits.

EMPLOYEES

        As of September 30, 2005, we had 16 full-time employees and six part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

PROPERTIES

        As of September 30, 2005, the net book value of our properties and fixed assets was $691,845 The following is a list of our offices:

Headquarters                                Branch Office
------------                                -------------
6033 Perimeter Drive                        11401 Mayfield Road
Dublin, Ohio  43017                         Cleveland, Ohio 44106

        Our headquarters office is owned. At September 30, 2005, it had a net book value of $516,160. The Cleveland office is leased, with an expiration date of April 30, 2006.

SUBSIDIARY ACTIVITIES

        Ohio Central Savings has one wholly-owned subsidiary, AutoARM(R), which was incorporated in August, 2003. AutoARM(R) was formed to provide loan origination funding and/or servicing for new and used automobiles for third party financial institutions. Its programs were initially developed as part of our automobile loan sales and servicing relationship with Third Federal. For the year ended September 30, 2005, AutoARM(R) had no net income. The program is now being actively marketed and we have agreements with 6 other institutions. The program was conceived with the flexibility to serve more than one institution allowing Ohio Central Savings to pursue additional business.

LEGAL PROCEEDINGS

        We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which, in the aggregate, involve amounts which we believe are immaterial to our consolidated financial condition, results of operations and cash flows.

EXPENSE AND TAX ALLOCATION

        Ohio Central Savings has entered into an agreement with OC Financial, Inc. to provide it with certain administrative support services for compensation not less than the fair market value of the services provided. In addition, Ohio Central Savings and OC Financial, Inc. have entered into an agreement to establish a method for allocating and for reimbursing the payment of their consolidated tax liability.

                           FEDERAL AND STATE TAXATION

FEDERAL TAXATION

        GENERAL. OC Financial, Inc. and Ohio Central Savings will elect to file a consolidated federal income tax return and will be subject to federal income taxation in the same general manner as other corporations with some exceptions discussed below. The following discussion of federal income taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to OC Financial, Inc. and Ohio Central Savings. Ohio Central Savings has never been audited by the Internal Revenue Service.

        OVERALL METHOD OF ACCOUNTING. For federal income tax purposes, Ohio Central Savings currently reports its income and expenses on the accrual method of accounting and uses a tax year ending September 30th.

        BAD DEBT RESERVES. For fiscal years beginning before December 31, 1996, savings institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for nonqualifying loans was computed using the experience method.

        Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts for large corporations and the percentage of taxable income method for tax years beginning after 1995 and required savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. Since Ohio Central Savings was not a taxable entity prior to December 31, 1996, it has no such reserves.

        NET OPERATING LOSS CARRYOVERS. A financial institution may carry back net operating losses to the preceding two taxable years (five years for losses incurred in 2001 and 2002) and forward to the succeeding 20 taxable years. At September 30, 2005, Ohio Central Savings had no net operating loss carry forward for federal income tax purposes.

        CORPORATE DIVIDENDS. OC Financial, Inc. may exclude from its taxable income 100% of dividends received from Ohio Central Savings as a member of the same affiliated group of corporations. Any future dividends paid by OC Financial, Inc. to its stockholders will be taxable as dividend income to those stockholders.

STATE AND LOCAL TAXATION

        MARYLAND STATE TAXATION. As a Maryland business corporation, OC Financial, Inc. will be required to file annual property tax returns and pay annual fees to the State of Maryland. Since OC Financial, Inc. will not be earning income in Maryland, it will be exempt from Maryland corporate income tax.

        OHIO STATE TAXATION. OC Financial, Inc. will be subject to the Ohio corporation franchise tax, which is a tax measured by both net income and net worth. In general, the tax liability is the greater of 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000, or 0.40% of taxable net worth. Various formulas determine the jurisdictions to which total net income and total net worth are apportioned or allocated. The minimum tax is $50 per year and maximum tax liability as measured by net worth is limited to $150,000 per year.

        A special litter tax also applies to all corporations, including OC Financial, Inc., subject to the Ohio corporation franchise tax. If a corporation pays franchise tax on the basis of net income, the litter tax is equal to 0.11% of the first $50,000 of computed Ohio taxable income and 0.22% of computed Ohio taxable income in excess of $50,000. If a corporation pays franchise tax on the basis of net worth, the litter tax is equal to 0.014% of taxable net worth. This litter tax does not apply to "financial institutions," such as Ohio Central Savings.

        A statutory exemption from the net worth tax is available to OC Financial, Inc. if certain conditions are satisfied. OC Financial, Inc. expects to qualify for this exemption, which would restrict its tax liability to the tax measured by net income.

        Ohio Central Savings is a financial institution for Ohio tax purposes. Accordingly, it must pay tax imposed annually at a rate of 1.3% of its apportioned book net worth, determined under generally accepted accounting principles, less any statutory deduction. As a financial institution, Ohio Central Savings does not pay any Ohio tax based upon net income.

                           SUPERVISION AND REGULATION

GENERAL

        Ohio Central Savings is examined and supervised by the Office of Thrift Supervision. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation's deposit insurance funds and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the federal agency critiques the institution's operations and assigns its rating (known as an institution's CAMELS rating). Under federal law, an institution may not disclose its CAMELS rating to the public. Ohio Central Savings also is a member of and owns stock in the Federal Home Loan Bank of Cincinnati, which is one of the twelve regional banks in the Federal Home Loan Bank System. Ohio Central Savings also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The Office of Thrift Supervision examines us and prepares reports for the consideration of our Board of Directors on any operating deficiencies. Ohio Central Savings' relationship with its depositors and borrowers also is regulated to a great extent by federal laws, especially in matters concerning the ownership of deposit accounts and the form and content of Ohio Central Savings' mortgage documents.

        Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, the Office of Thrift Supervision or Congress, could have a material adverse impact on OC Financial, Inc. and Ohio Central Savings and their operations.

FEDERAL BANKING REGULATION

        BUSINESS ACTIVITIES. A federal savings association derives its lending and investment powers from the Home Owners' Loan Act, as amended, and the regulations of the Office of Thrift Supervision. Under these laws and regulations, Ohio Central Savings may invest in mortgage loans secured by residential real estate without limitations as a percentage of assets and non-residential real estate loans which may not in the aggregate exceed 400% of capital, commercial business loans up to 20% of assets in the aggregate and consumer loans up to 35% of assets in the aggregate, certain types of debt securities and certain other assets. Ohio Central Savings also may establish subsidiaries that may engage in activities not otherwise permissible for Ohio Central Savings, including real estate investment and securities and insurance brokerage.

        CAPITAL REQUIREMENTS. Office of Thrift Supervision regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for associations receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio. The prompt corrective action standards discussed below, in effect, establish a minimum 2% tangible capital standard.

        The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision, based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders' equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 46% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings association that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings association. Ohio Central Savings does not typically engage in asset sales.

        At September 30, 2005, Ohio Central Savings' capital exceeded all applicable requirements.

        LOANS-TO-ONE BORROWER. A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of September 30, 2005, Ohio Central Savings was in compliance with the loans-to-one borrower limitations.

        QUALIFIED THRIFT LENDER TEST. As a federal savings association, Ohio Central Savings must satisfy the qualified thrift lender, or "QTL," test. Under the QTL test, Ohio Central Savings must maintain at least 65% of its "portfolio assets" in "qualified thrift investments" in at least nine of the most recent 12-month period. "Portfolio assets" generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association's business.

        "Qualified thrift investments" include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets. "Qualified thrift investments" also include 100% of an institution's credit card loans, education loans and small business loans. Ohio Central Savings also may satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code.

        A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. At September 30, 2005, Ohio Central Savings satisfied this test.

        CAPITAL DISTRIBUTIONS. Office of Thrift Supervision regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the capital account. A savings association must file an application for approval of a capital distribution if:

        o the total capital distributions for the applicable calendar year exceed the sum of the association's net income for that year to date plus the association's retained net income for the preceding two years;

        o the association would not be at least adequately capitalized following the distribution;

        o the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition; or

        o the association is not eligible for expedited treatment of its filings.

        Even if an application is not otherwise required, every savings association that is a subsidiary of a holding company must still file a notice with the Office of Thrift Supervision at least 30 days before the Board of Directors declares a dividend or approves a capital distribution.

        The Office of Thrift Supervision may disapprove a notice or application if:

        o the association would be undercapitalized following the distribution;

        o the proposed capital distribution raises safety and soundness concerns; or

        o the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

        In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution, if after making such distribution the institution would be undercapitalized.

        LIQUIDITY. A federal savings association is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

        COMMUNITY REINVESTMENT ACT AND FAIR LENDING LAWS. All savings associations have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings association, the Office of Thrift Supervision is required to assess the association's record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An association's failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice. Ohio Central Savings received a satisfactory Community Reinvestment Act rating in its most recent federal examination.

        BRANCHING. Subject to certain limitations, the Home Owners' Loan Act and Office of Thrift Supervision regulations permit federally chartered savings associations to establish branches in any state of the United States. The authority to establish such a branch is available: (i) in states that expressly authorize branches of savings associations located in another state; and (ii) to an association that qualifies as a "domestic building and loan association" under the Code, which imposes qualification requirements similar to those for a qualified thrift lender under the Home Owners' Loan Act. The authority for a federal savings association to establish an interstate branch network would facilitate a geographic diversification of the association's activities. This authority under the Home Owners' Loan Act and Office of Thrift Supervision regulations preempts any state law purporting to regulate branching by federal savings associations.

        PRIVACY STANDARDS. Effective July 2001, financial institutions, including Ohio Central Savings, became subject to FDIC regulations implementing the privacy protection provisions of the Gramm-Leach-Bliley Act. These regulations require Ohio Central Savings to disclose its privacy policy, including identifying with whom it shares "non-public personnel information" to customers at the time of establishing the customer relationship and annually thereafter.

        The regulations also require Ohio Central Savings to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, Ohio Central Savings is required to provide its customers with the ability to "opt-out" of having Ohio Central Savings share their non-public personal information with unaffiliated third parties before it can disclose such information, subject to certain exceptions. The implementation of these regulations did not have a material adverse effect on Ohio Central Savings. The Gramm-Leach-Bliley Act also provides for the ability of each state to enact legislation that is more protective of consumers' personal information. We cannot predict whether Ohio may enact such legislation or what impact, if any, it would have if enacted.

        On February 1, 2001, the FDIC and other federal banking agencies adopted guidelines establishing standards for safeguarding customer information to implement certain provisions of the Gramm-Leach-Bliley Act. The guidelines describe the agencies' expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer. Ohio Central Savings has implemented these guidelines and such implementation did not have a material adverse effect on our operations.

        TRANSACTIONS WITH RELATED PARTIES. A federal savings association's authority to engage in transactions with its affiliates is limited by Office of Thrift Supervision regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W. An affiliate is a company that controls, is controlled by, or is under common control with an insured depository institution such as Ohio Central Savings. OC Financial, Inc. is an affiliate of Ohio Central Savings. In general, loan transactions between an insured depository institution and its affiliate are subject to certain quantitative and collateral requirements. In this regard, transactions between an insured depository institution and its affiliate are limited to 10% of the institution's unimpaired capital and unimpaired surplus for transactions with any one affiliate and 20% of unimpaired capital and unimpaired surplus for transactions in the aggregate with all affiliates. Collateral in specified amounts ranging from 100% to 130% of the amount of the transaction must usually be provided by affiliates in order to receive loans from the association. In addition, Office of Thrift Supervision regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. The Office of Thrift Supervision requires savings associations to maintain detailed records of all transactions with affiliates.

        Ohio Central Savings' authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Ohio Central Savings' capital. In addition, extensions of credit in excess of certain limits must be approved by Ohio Central Savings' Board of Directors.

        ENFORCEMENT. The Office of Thrift Supervision has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all "institution-affiliated parties," including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action by the Office of Thrift Supervision may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to terminate deposit insurance or to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

        STANDARDS FOR SAFETY AND SOUNDNESS. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate risk exposure, asset growth, compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan.

        PROMPT CORRECTIVE ACTION REGULATIONS. Under the prompt corrective action regulations, the Office of Thrift Supervision is required and authorized to take supervisory actions against undercapitalized savings associations. For this purpose, a savings association is placed in one of the following five categories based on the association's capital:

        o well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

        o adequately capitalized (at least 4% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital);

        o undercapitalized (less than 8% total risk-based capital, 4% Tier 1 risk-based capital or 3% leverage capital);

        o significantly undercapitalized (less than 6% total risk-based capital, 3% Tier 1 risk-based capital or 3% leverage capital); and

        o       critically undercapitalized (less than 2% tangible capital).

        Generally, the banking regulator is required to appoint a receiver or conservator for an association that is "critically undercapitalized" within specific time frames. The regulations also provide that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date an association receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." The criteria for an acceptable capital restoration plan include, among other things, the establishment of the methodology and assumptions for attaining adequately capitalized status on an annual basis, procedures for ensuring compliance with restrictions imposed by applicable federal regulations, the identification of the types and levels of activities the savings association will engage in while the capital restoration plan is in effect, and assurances that the capital restoration plan will not appreciably increase the current risk profile of the savings association. Any holding company for the savings association required to submit a capital restoration plan must guarantee the lesser of: an amount equal to 5% of the savings association's assets at the time it was notified or deemed to be under capitalized by the Office of Thrift Supervision, or the amount necessary to restore the savings association to adequately capitalized status. This guarantee remains in place until the Office of Thrift Supervision notifies the savings association that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the Office of Thrift Supervision has the authority to require payment and collect payment under the guarantee. Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings association, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations. The Office of Thrift Supervision may also take any one of a number of discretionary supervisory actions against undercapitalized associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

        At September 30, 2005, Ohio Central Savings met the criteria for being considered "well-capitalized."

        INSURANCE OF DEPOSIT ACCOUNTS. Deposit accounts in Ohio Central Savings are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 per separately insured depositor. Ohio Central Savings' deposits therefore are subject to Federal Deposit Insurance Corporation deposit insurance assessments. The Federal Deposit Insurance Corporation has adopted a risk-based system for determining deposit insurance assessments. The Federal Deposit Insurance Corporation is authorized to raise the assessment rates as necessary to maintain the required ratio of reserves to insured deposits of 1.25%.

        PROHIBITIONS AGAINST TYING ARRANGEMENTS. Federal savings associations are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

        FEDERAL HOME LOAN BANK SYSTEM. Ohio Central Savings is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Cincinnati, Ohio Central Savings is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Cincinnati in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank of Cincinnati, whichever is greater. As of September 30, 2005, Ohio Central Savings was in compliance with this requirement.

FEDERAL RESERVE SYSTEM

        The Federal Reserve Board regulations require savings associations to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At September 30, 2005, Ohio Central Savings was in compliance with these reserve requirements.

THE USA PATRIOT ACT

        The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Certain provisions of the Act impose affirmative obligations on a broad range of financial institutions, including savings associations, like Ohio Central Savings. These obligations include enhanced anti-money laundering programs, customer identification programs and regulations relating to private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States).

        The federal banking agencies have begun to propose and implement regulations pursuant to the USA PATRIOT Act. These proposed and interim regulations would require financial institutions to adopt the policies and procedures contemplated by the USA PATRIOT Act.

SARBANES-OXLEY ACT OF 2002

        In July 2002, the Sarbanes-Oxley Act of 2002 (the "Act") was enacted, which implemented legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board that will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the Act places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client will require preapproval by the company's audit committee. In addition, the Act makes certain changes to the requirements for partner rotation after a period of time. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. In addition, under the Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the Board of Directors or the board itself.

        Under the Act, longer prison terms will apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended; and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan "blackout" periods, and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted. In addition, a provision directs that civil penalties levied by the Securities and Exchange Commission as a result of any judicial or administrative action under the Act be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution provision also requires the Securities and Exchange Commission to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change.

        The Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company's "independent registered public accounting firm." Audit Committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert" (as such term is defined by the Securities and Exchange Commission) and if not, why not. Under the Act, a company's independent registered public accounting firm is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statements materially misleading. The Act also requires the Securities and Exchange Commission to prescribe rules requiring inclusion of any internal control report and assessment by management in the annual report to stockholders. The Act requires the company's independent registered public accounting firm that issues the audit report to attest to and report on management's assessment of the company's internal controls.

        We anticipate that we will incur additional expense in complying with the provisions of the Act and the regulations that have been promulgated to implement the Act, particularly those regulations relating to the establishment of internal controls over financial reporting.

HOLDING COMPANY REGULATION

        GENERAL. OC Financial, Inc. is a non-diversified savings and loan holding company within the meaning of the Home Owners' Loan Act. As such, OC Financial, Inc. is registered with the Office of Thrift Supervision and subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements. In addition, the Office of Thrift Supervision has enforcement authority over OC Financial, Inc. and its subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

        PERMITTED ACTIVITIES. Pursuant to Section 10(o) of the Home Owners' Loan Act and Office of Thrift Supervision regulations and policy, a savings and loan holding company such as OC Financial, Inc. may engage in the following activities: (i) investing in the stock of a savings association; (ii) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; (iii) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (iv) furnishing or performing management services for a savings association subsidiary of such company; (v) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (vi) holding or managing properties used or occupied by a savings association subsidiary of such company; (vii) acting as trustee under deeds of trust; (viii) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under
Section 4(c) of the Bank Holding Company Act of 1956, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; (ix) any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting; and
(x) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director.

        The Home Owners' Loan Act prohibits a savings and loan holding company, including OC Financial, Inc., directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities other than those permitted by the Home Owners' Loan Act, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

        The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

FEDERAL SECURITIES LAWS

        OC Financial, Inc. common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. OC Financial, Inc. is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

        The registration under the Securities Act of 1933 of shares of common stock issued in the offering did not cover the resale of those shares. Shares of common stock purchased by persons who are not affiliates of OC Financial, Inc. may be resold without registration. Shares purchased by an affiliate of OC Financial, Inc. are subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If OC Financial, Inc. meets the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of OC Financial, Inc. that complies with the other conditions of Rule 144, including those that require the affiliate's sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of OC Financial, Inc., or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, OC Financial, Inc. may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

ITEM 2.    DESCRIPTION OF PROPERTY

        The following table provides certain information with respect to our two banking offices as of September 30, 2005:

                               OWNED OR       YEAR ACQUIRED OR                          NET BOOK VALUE OF
       LOCATION                 LEASED             LEASED           SQUARE FOOTAGE        REAL PROPERTY
--------------------------  -------------  ---------------------  ------------------  ---------------------
                                                                                          (IN THOUSANDS)
MAIN OFFICE:
6033 Perimeter Drive            Owned               1992                 12,500            $      516
Dublin, Ohio 43017

BRANCH OFFICE:
11401 Mayfield Road
Cleveland, Ohio  44106         Leased(1)            1995                  1,200            $      N/A

------------
(1)     The lease expires April 30, 2006.

        The net book value of our premises, land and equipment was approximately $700,000 at September 30, 2005.

        For information regarding OC Financial, Inc.'s investment in mortgages and mortgage-related securities, see "Item 1. Description of Business" herein.

ITEM 3.    LEGAL PROCEEDINGS

        From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At September 30, 2005, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of stockholders during the fourth quarter of the year under report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

        (a) Our common stock is traded on the OTC Electronic Bulletin Board under the symbol "OCFL". The approximate number of holders of record of OC Financial, Inc.'s common stock as of September 30, 2005 was 138. Certain shares of OC Financial, Inc. are held in "nominee" or "street" name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for OC Financial, Inc.'s common stock for the period ended September 30, 2005. OC Financial, Inc. began trading on the OTC Electronic Bulletin Board on April 1, 2005. Accordingly, no information prior to this date is available. The following information was provided by the OTC Electronic Bulletin Board.

         FISCAL 2005                    HIGH            LOW         DIVIDENDS
---------------------------------  --------------  -------------  -------------
Quarter ended September 30, 2005      $   12.00     $    11.50      $     --
Quarter ended June 30, 2005               12.10          10.45      $     --

        Dividend payments by OC Financial, Inc. are dependent primarily on dividends it receives from Ohio Central Savings, because OC Financial, Inc. will have no source of income other than dividends from Ohio Central Savings and interest payments with respect to OC Financial, Inc.'s loan to the Employee Stock Ownership Plan.

        At September 30, 2005, there were no compensation plans under which equity securities of OC Financial, Inc. were authorized for issuance.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        The "Management's Discussion and Analysis or Plan of Operation" section of OC Financial, Inc.'s 2005 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7.    FINANCIAL STATEMENTS

        The consolidated financial statements included in OC Financial, Inc.'s 2005 Annual Report to Stockholders are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 8A.   CONTROLS AND PROCEDURES

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. There has been no change in the Company's internal control over financial reporting during the Company's fourth quarter of fiscal year 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.   OTHER INFORMATION

        None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        OC Financial, Inc. has adopted a Code of Ethics that applies to OC Financial, Inc.'s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics may be accessed on Ohio Central Savings' website at www.ocsavings.com. Information concerning directors and executive officers of OC Financial, Inc. is incorporated herein by reference from our definitive Proxy Statement (the "Proxy Statement"), specifically the section captioned "Proposal I--Election of Directors."

ITEM 10.   EXECUTIVE COMPENSATION

        Information concerning executive compensation is incorporated herein by reference from our Proxy Statement, specifically the section captioned "Proposal I -- Election of Directors."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information concerning security ownership of certain owners and management is incorporated herein by reference from our Proxy Statement, specifically the sections captioned "Voting Securities and Principal Holders Thereof" and "Proposal I -- Election of Directors."

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information concerning relationships and transactions is incorporated herein by reference from our Proxy Statement, specifically the section captioned "Transactions with Certain Related Persons."

ITEM 13.   EXHIBITS

(a)     FINANCIAL STATEMENTS

The exhibits and financial statement schedules filed as a part of this Form 10-KSB are as follows, all of which are included in the Annual Report to Stockholders (Exhibit 13):

        (A) Report of Independent Registered Public Accounting Firm (page F-2 and F-3)

        (B)     Consolidated Balance Sheets (page F-4)

        (C)     Consolidated Statements of Operations (page F-5)

        (D)     Consolidated Statements of Shareholders' Equity (page F-6)

        (E)     Consolidated Statements of Cash Flows (page F-7)

        (F)     Notes to Consolidated Financial Statements (page F-8)

(b)     FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements. The remaining information appearing in the Annual Report to Stockholders for the year ended September 30, 2005 is not deemed to be filed as part of this report except as expressly provided herein.

(c)     EXHIBITS.

3.1     Articles of Incorporation of OC Financial, Inc.*
3.2     Bylaws of OC Financial, Inc.*
4       Form of Common Stock Certificate of OC Financial, Inc.*
10.1    Employee Stock Ownership Plan*
10.2    Divestiture Agreement with TFS Financial Corporation*
10.3    Employment Agreement with Robert W. Hughes*
10.4    Employment Agreement with Diane M. Gregg*
13      Portions of Annual Report to Stockholders
21      Subsidiaries of Registrant*
31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002
32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

------------------------------
* Incorporated by reference to the Registration Statement on Form SB-2 of OC Financial, Inc. (file no. 333-121411), originally filed with the Securities and Exchange Commission on December 17, 2004.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information concerning principal accountant fees and services is incorporated herein by reference from our Proxy Statement, specifically the section captioned "Proposal II--Ratification of Appointment of Independent Registered Public Accounting Firm."

                                   SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            OC FINANCIAL, INC.


Date December 29, 2005                      By: /s/  Robert W. Hughes
                                               ---------------------------------
                                               Robert W. Hughes
                                               Chairman, President and Chief
                                               Executive Officer
                                               (Duly Authorized Representative)

        Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURES                              TITLE                             DATE
         ----------                              -----                             ----

/s/ Robert W. Hughes                 Chairman, President and Chief            December 29, 2005
-----------------------------        Executive Officer (Principal
Robert W. Hughes                     Executive and Financial Officer)

/s/ Nils C. Muladore                 Director                                 December 29, 2005
-----------------------------
Nils C. Muladore

/s/ Michael B. Bowman                Director                                 December 29, 2005
-----------------------------
Michael B. Bowman

/s/ Diane M. Gregg                   Director                                 December 29, 2005
-----------------------------
Diane M. Gregg

/s/ Thomas J. Parliment              Director                                 December 29, 2005
-----------------------------
Thomas J. Parliment

/s/ Christopher L. Lardiere          Director                                 December 29, 2005
-----------------------------
Christopher L. Lardiere

/s/ Thomas H. Lagos                  Director                                 December 29, 2005
-----------------------------
Thomas H. Lagos