Form 10KSB/A
period 2005-09-30
OC Financial Inc
filed 2006-01-30
CIK 1310273

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No.1)

       [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended September 30, 2005
                                       OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
            For the transition period from __________ to __________


                        Commission File Number: 000-51209

                               OC Financial, Inc.
                               ------------------
                 (Name of Small Business Issuer in its Charter)

          Maryland                                    20-2111183
-----------------------------                ----------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
 Incorporation or Organization)

    6033 Perimeter Drive, Dublin, Ohio                       43017
    ----------------------------------                  --------------
  (Address of Principal Executive Office)                  (Zip Code)

                                 (800) 678-6228
                  ----------------------------------------------
                 (Issuer's Telephone Number including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                      ----

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                     ---------------------------------------
                                (Title of Class)


     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.

(1)  YES X   .    NO          .
        -----         --------

(2)  YES X   .    NO          .
        -----         --------

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES           NO   X
    ------       ------

     The Registrant's revenues for the fiscal year ended September 30, 2005 were $504,120.

     As of September 30, 2005, there were 560,198 shares issued and outstanding of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of September 30, 2005 was $3.2 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                EXPLANATORY NOTE

     This Amendment Number One to the Registrant's Annual Report on Form 10-KSB is filed to include information that was previously intended to be incorporated by reference to the Registrant's Proxy Statement for the 2006 Annual Meeting of Stockholders.

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act
        --------------------------------------

     OC Financial, Inc. (the "Company") has adopted a Code of Ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics may be accessed on Ohio Central Savings' website at www.ocsavings.com.

     The Company's Board of Directors consists of seven members, and is divided into three classes, with one class of directors elected each year. Directors of the Company are generally elected to serve for a three-year period and until their respective successors have been elected and qualified. Two directors will be elected at the Annual Meeting, each to serve for a three-year period and until his or her successor has been elected and shall qualify. The Board of Directors has nominated Nils C. Muladore and Michael B. Bowman for election as directors at the Annual Meeting.

     The table below sets forth certain information as of January 27, 2006 regarding the composition of the Company's Board of Directors, including the terms of office of Board members, and information regarding the executive officers of the Company and of Ohio Central Savings, the Company's principal operating subsidiary. It is intended that the proxies solicited on behalf of the Board of Directors (other than proxies in which the vote is withheld as to one or more nominees) will be voted at the Annual Meeting for the election of the nominees identified below. If a nominee is unable to serve, the shares represented by all such proxies will be voted for the election of such substitute as the Board of Directors may recommend. At this time, the Board of Directors knows of no reason why any of the nominees would be unable to serve if elected. Except as indicated herein, there are no arrangements or understandings between any nominee and any other person pursuant to which such nominee was selected.


                                                                                             Shares of
                                                                                            Common Stock
                                                                                            Beneficially
                                         Positions           Director     Current Term    Owned on Record    Percent of
         Name(1)           Age(4)           Held             Since(2)       to Expire         Date(3)          Class
         -------           -----         ---------           --------     ------------    ---------------    -----------

                                                        NOMINEES

Nils C. Muladore             48           Director             1992           2006               9,176          1.6
Michael B. Bowman            51           Director             1991           2006               3,003          0.5

                                                       DIRECTORS

Diane M. Gregg               38        Director, Vice          2004           2007              20,000          3.6
                                     President and Chief
                                      Operating Officer
Christopher L. Lardiere      50           Director             2004           2007              27,500          4.9
Robert W. Hughes             47      Chairman, President       1998           2008              29,500          5.3
                                     and Chief Executive
                                           Officer
Thomas H. Lagos              55           Director             2004           2008              47,500          8.5
Thomas J. Parliment          59           Director             2004           2008              10,000          1.8

All directors and                                                                              146,679         26.2%
executive officers as a
group
(7 persons)

---------------------
(1) The mailing address for each person listed is 6033 Perimeter Drive, Dublin, Ohio 43017. Each of the persons listed is also a director of Ohio Central Savings.
(2) Reflects initial appointment to the Board of Directors of the mutual predecessor to Ohio Central Savings and its predecessor, Ohio Central Federal Credit Union.
(3) See definition of "beneficial ownership" in the table "Security Ownership of Certain Beneficial Owners."
(4)  As of September 30, 2005.

     The principal occupation during the past five years of each director, nominee for director and executive officer of the Company is set forth below. All such persons have held their present positions for five years unless otherwise stated.

Directors

     Nils C. Muladore. Mr. Muladore has been employed by Online Computer Library Center, Inc., Dublin, Ohio, in various capacities since 1985 and has served as the Assistant Controller of the company since 1987.

     Michael B. Bowman. Mr. Bowman has been employed by Wendy's International, Dublin, Ohio, in various capacities since 1978 and has served as the Director of Tax since 1999.

     Diane M. Gregg. Ms. Gregg has been employed at Ohio Central Savings and its predecessor, Ohio Central Federal Credit Union, since 1989 and served as Vice President and Chief Operating Officer since 1989.

     Christopher L. Lardiere. Mr. Lardiere is a partner in the law firm of Kemp, Schaeffer, Rowe & Lardiere, Co., L.P.A, Columbus, Ohio where he has practiced law since 1983.

     Robert W. Hughes. Mr. Hughes has served as President and Chief Executive Officer of Ohio Central Savings and its predecessor, Ohio Central Federal Credit Union, since 1989.

     Thomas H. Lagos. Mr. Lagos is a partner in the law firm of Lagos & Lagos, P.L.L., Springfield, Ohio, where he has practiced law since 1972. Mr. Lagos is also a principal in various commercial and real estate development firms.

     Thomas J. Parliment. Mr. Parliment is a managing director of Farin & Associates, an asset liability management consulting firm located in Madison, Wisconsin. He is also the president of Parliment Consulting, located in Key West, Florida, which he founded in 1990. The firm specializes in financial institution asset liability management consulting.

The Audit Committee.

     The Audit Committee consists of directors Nils C. Muladore (Chairman), Thomas J. Parliment and Thomas H. Lagos. Each member of the Audit Committee is considered "independent" as defined in the NASDAQ corporate governance listing standards and under SEC Rule 10A-3. The Board of Directors has determined that director Thomas J. Parliment qualifies as an "audit committee financial expert" as that term is defined by the rules and regulations of the SEC. The duties and responsibilities of the Audit Committee include, among other things:

     o to provide assistance to the Board of Directors in fulfilling its fiduciary responsibilities to oversee management's activities relating to accounting, record keeping, financial reporting, internal controls, disclosure controls and internal control over financial reporting;

     o provide a vehicle and establish a forum for the free and open communication of views and information among the Company's directors, independent public accounting firm, internal auditor and management;

     o to review the independence of the Company's independent public accounting firm and the objectivity of internal auditor;

     o    to review the adequacy and reliability of disclosures to stockholders;

     o to perform the audit committee functions specified by the Securities and Exchange Commission and the NASDAQ; and

     o to establish and maintain a system for confidential complaints regarding the Company's accounting, financial reporting, internal controls, disclosure controls, and internal control over financial reporting.

     The Audit Committee met five times during the fiscal year ended September 30, 2005. The Audit Committee reports to the Board on its activities and findings. The Board of Directors has adopted a written charter for the Audit Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

     The common  stock of the  Company is  registered  with the SEC  pursuant to
Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Officers and directors of the Company and beneficial owners of greater than 10% of the Company's common stock ("10% beneficial owners") are required to file reports on Forms 3, 4 and 5 with the SEC disclosing beneficial ownership and changes in beneficial ownership of the common stock. SEC rules require disclosure in the Company's Proxy Statement or Annual Report on Form 10-KSB of the failure of an officer, director or 10% beneficial owner of the Company's common stock to file a Form 3, 4, or 5 on a timely basis. Based on the Company's review of such ownership reports, the Company believes that no officer or director of the Company failed to timely file such ownership reports for the fiscal year ended September 30, 2005.

ITEM 10.          Executive Compensation
----------------------------------------

Directors' Compensation

     The Company currently pays no fees for service on the Board of Directors or Board committees. Ohio Central Savings pays each non-employee director $750 for each board meeting that he/she attends with the exception of Mr. Hughes and Ms. Gregg. Committee members are not separately compensated. Ohio Central Savings paid fees totaling $21,750 to directors for the fiscal year ended September 30, 2005.

Executive Compensation

     The following table sets forth for the years ended September 30, 2005 and 2004, certain information as to the total remuneration paid by the Company to Mr. Hughes, the Company's Chairman, President and Chief Executive Officer. There was no other officer of the Company with cash based compensation in excess of $100,000 during the year ended September 30, 2005.



------------------------------------------------------------------------------------------------------------------------

                                              SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------- -------------------------------------------------

                                                                     Long-Term Compensation
                                    Annual Compensation                      Awards
------------------------------------------------------------------------------------------------------------------------


                       Fiscal Years
                         Ended                          Other Annual    Restricted                            All Other
Name and Principal    September     Salary    Bonus     Compensation      Stock       Options/              Compensation
     Position           30,(1)       ($)       ($)         ($)(2)      Award ($)(2)    SARs (#)   Payouts       $(3)
------------------------------------------------------------------------------------------------------------------------
Robert W. Hughes,        2005      185,476     --          --             --           --            --           6,320
Chairman, President      2004      175,000     --          --             --           --            --          11,941
and Chief Executive
Officer
------------------------------------------------------------------------------------------------------------------------



---------------------
(1) Summary compensation information is excluded for the year ended September 30, 2003, as Ohio Central Savings was not a subsidiary of a public company during that period.
(2) Ohio Central Savings provides certain of its executive officers with non-cash benefits and perquisites. Management believes that the aggregate value of these benefits for fiscal 2005 did not, in the case of the named executive officer, exceed $50,000 or 10% of the aggregate salary and annual bonus reported for them in the Summary Compensation Table.
(3)  Represents Ohio Central Savings' contributions pursuant to the 401(k) Plan.

Employment Agreements

     Upon completion of Company's initial stock offering, Ohio Central Savings entered into employment agreements with each of Mr. Robert W. Hughes and Ms. Diane M. Gregg. The employment agreements each have a term of 36 months. On the first anniversary date of the employment agreements and each anniversary date thereafter, each employment agreement may be extended for an additional year at the discretion of the Board of Directors, so that the remaining term will be 36 months. Under the employment agreements, Ohio Central Savings will pay the executives their base salary at the inception of the agreement, subject to discretionary increases by the Board of Directors. The base salary under the agreements for Mr. Hughes is $189,517 and for Ms. Gregg is $101,238. The employment agreements provide that the base salary may be increased but not decreased. In addition to base salary and bonus, the employment agreements provide for, among other things, participation in a employee benefits plan including, group medical, dental, vision, disability and life insurance plans, 401(k) plan and other employee and fringe benefits applicable to executive personnel.

     In the event of termination of employment due to disability, the executive officer will be entitled one-twelfth of his or her base salary multiplied by the number of full years of employment (including any partial year over six months), and continued coverage under the life, medical and dental plans until the earlier of the executive's return to full-time employment with Ohio Central Savings, attaining age 65, employment with another employer or death, subject to the executive officer's continued payment of the costs and contributions for which he or she is responsible.

     In the event the executive officer's employment is terminated without cause by Ohio Central Savings, Ohio Central Savings will pay the executive officer three times his or her current salary plus three times the greater of the average cash bonus over the previous three fiscal years or the most recently completed fiscal year. Payment of medical, life and dental benefits will be made in installments over 36 months, however, Ohio Central Savings has the right to elect to make a discounted lump sum payment.

     Under the employment agreements, the executive officer may terminate his or her employment for good reason by giving notice within 60 days after the event giving rise to the right to terminate employment. "Good reason" generally includes our (i) decision not to re-elect or failure to re-elect the executive officer to his present position; (ii) relocation of the executive officer's principal place of employment by more than 25 miles from Ohio Central Savings current home office; (iii) reduction in the executive officer's base salary or a material reduction in the benefits the executive officer is entitled to; (iv) liquidation or dissolution of Ohio Central Savings or OC Financial; or (v) material uncured breach of the employment agreement. In the event an executive officer's employment is terminated for good reason, he or she will receive the same amounts and the same coverage under the medical and health plans that he would have received if his or her employment had been terminated without cause. In the event the executive officer terminates his employment by resignation other than due to good reason, he or she will be entitled to his earned salary through the date of termination.

     The executive officer is required under the employment agreement to execute a general release in consideration for any severance amounts. The executive officer also agrees not to compete with us for 12 months after termination other than in connection with a change in control. Payment of benefits under the employment agreement may be made in installments or in a lump sum discounted to present value in the case of future cash payments, as determined by Ohio Central Savings. Benefits under the agreement may be reduced to avoid constituting an "excess parachute payment" under Section 280G of the Internal Revenue Code of 1986, as amended. The employment agreements between Mr. Hughes and Ms. Gregg and Ohio Central Savings are substantially similar.

ITEM 11.  Security  Ownership of Certain  Beneficial  Owners and  Management and
--------------------------------------------------------------------------------
         Related Stockholder Matters
         ---------------------------

     Persons and groups who beneficially own in excess of 5% of the common stock are required to file certain reports with the Securities and Exchange Commission regarding such ownership. The following table sets forth, as of January 27, 2006, the shares of common stock beneficially owned by each person who was the beneficial owner of more than 5% of the Company's outstanding shares of common stock, and all directors and executive officers of the Company as a group.


                                                         Amount of Shares
                                                          Owned and Nature                   Percent of Shares
         Name and Address of                                of Beneficial                     of Common Stock
          Beneficial Owners                                 Ownership (1)                      Outstanding



Principal Stockholders:

Robert W. Hughes                                                  29,500                            5.3%
6033 Perimeter Drive
Dublin, Ohio 43017

Thomas H. Lagos                                                   47,500                            8.5%
750 Shrine Road
Springfield, Ohio 45504

Lance S. Gad(3)                                                   52,000                            9.3%
1250 Fence Row Drive
Fairfield, Connecticut 06430

OC Financial Employee Stock Ownership Plan                        44,815                            8.0%
6033 Perimeter Drive
Dublin, Ohio 43017

All Directors and Executive Officers                             146,679                           26.2%
as a group (7 persons)



-------------------------
(1) For purposes of this table, a person is deemed to be the beneficial owner of shares of common stock if he has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the Record Date. As used herein, "voting power" is the power to vote or direct the voting of shares, and "investment power" is the power to dispose of or direct the disposition of shares. The table includes all shares held directly as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting and investment power.
(2) The Company's executive officers and directors are also executive officers and directors of Ohio Central Savings.
(3) Based upon Schedule 13G, dated April 27, 2005, filed on behalf of Lance S. Gad.


ITEM 12. Certain Relationships and Related Transactions
-------------------------------------------------------

Transactions with Certain Related Persons

     All transactions between the Company and its executive officers, directors, holders of 10% or more of the shares of its common stock and affiliates thereof, are on terms no less favorable to the Company than could have been obtained by it in arm's-length negotiations with unaffiliated persons. Such transactions must be approved by a majority of the independent directors of the Company not having any interest in the transaction.

     Section 402 of the Sarbanes-Oxley Act of 2002 generally prohibits an issuer from: (1) extending or maintaining credit; (2) arranging for the extension of credit; or (3) renewing an extension of credit in the form of a personal loan for an officer or director. There are several exceptions to this general prohibition, one of which is applicable to and Ohio Central Savings. Sarbanes-Oxley does not apply to loans made by a depository institution that is insured by the FDIC and is subject to the insider lending restrictions of the Federal Reserve Act. All loans to Ohio Central Saving's directors and officers are made in conformity with the Federal Reserve Act and applicable regulations.

ITEM 14. Principal Accountant Fees and Services
-----------------------------------------------

     The audit committee of the Company has approved the engagement of Beard Miller Company LLP to be the Company's independent registered public accounting firm for the fiscal year ending September 30, 2006, subject to the ratification of the engagement by the Company's stockholders. At the annual meeting, the stockholders of the Company will consider and vote on the ratification of the engagement of Beard Miller Company LLP for the Company's fiscal year ending September 30, 2006. A representative of Beard Miller Company LLP is not expected to attend the annual meeting.

     The Company's independent auditor for the year ended September 30, 2004 and until September 12, 2005, was Crowe Chizek and Company LLP. On September 12, 2005, the audit committee of the Company met and decided to dismiss Crowe Chizek and Company LLP as the Company's independent auditor. The Company's financial statements for the year ended September 30, 2004 were audited by Crowe Chizek and Company LLP. On September 12, 2005, the audit committee also approved the engagement of Beard Miller Company LLP as the Company's independent auditor for the fiscal year ending September 30, 2005.

     The reports of Crowe Chizek and Company LLP on the financial statements of the Company for the fiscal year ended September 30, 2004 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with its audits for the fiscal year ended September 30, 2004 and through September 12, 2005, there were no disagreements with Crowe Chizek and Company LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Crowe Chizek and Company LLP would have caused Crowe Chizek and Company LLP to make reference thereto in its report on the Company's financial statements. During the fiscal year ended September 30, 2004 and through September 12, 2005, there were no reportable events (as set forth in Regulation S-B Item 304(a)(1)(iv)) with Crowe Chizek and Company LLP.

     During the fiscal year ended September 30, 2004 and through September 12, 2005, neither the Company nor anyone on its behalf consulted with Beard Miller Company LLP regarding either (i) the application of accounting principles to a specific completed or proposed transaction, or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was the subject matter of a disagreement or reportable event with Crowe Chizek and Company LLP (as set forth in Regulation S-B Item 304(a)(1)(iv)).

     Set forth below is certain information concerning aggregate fees billed for professional services rendered by Beard Miller Company LLP and Crowe Chizek and Company LLP during the fiscal year ended September 30, 2005. During the fiscal year ended September 30, 2004, Ohio Central Savings was a subsidiary of Third Federal Savings and Loan Association of Cleveland, MHC and reimbursed that company for audit expenses incurred by Ohio Central Savings. Beginning with Ohio Central Savings' reorganization and stock offering, initiated in the fourth quarter of 2004, Ohio Central Savings engaged Crowe Chizek and Company LLP as its independent registered accounting firm and Crowe Chizek and Company LLP performed the 2004 annual audit.

Audit Fees.

     Audit fees of $103,000 in fiscal 2005 were for the audit of the consolidated financial statements of the Company. The audit fees for fiscal 2005 included fees relating to the Company's initial public offering, fees for review of the financial statements included in the Company's annual and quarterly reports and filed with the Securities and Exchange Commission and the internal controls attestation required under regulations of the Securities and Exchange Commission. Audit fees of $1,671 in fiscal year 2004 were for the audit of Ohio Central Savings' financial statements.

Audit-Related Fees.

     There were no audit-related fees paid in fiscal year 2005 or 2004 to Crowe Chizek and Company LLP or Beard Miller Company LLP and that are not reported in "Audit Fees," above.

Tax Fees.

     Tax fees of $2,500 in fiscal year 2005 and $1,749 in fiscal year 2004 were for services related to tax compliance and tax planning.

All Other Fees.

     There were no other fees paid in fiscal year 2005 or fiscal year 2004.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

     The Audit Committee's policy is to pre-approve all audit and non-audit services provided by the Company's independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to particular service or category of services and is generally subject to a specific budget. The Audit Committee has delegated pre-approval authority to its Chairman when expedition of services is necessary. The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 OC FINANCIAL, INC.


Date January 30 2006        By: /s/  Robert W. Hughes
                                 -------------------------------
                                 Robert W. Hughes
                                 Chairman, President and Chief Executive Officer (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


           Signatures                                Title                             Date


/s/ Robert W. Hughes                  Chairman, President and Chief               January 30, 2006
--------------------------------      Executive Officer (Principal
Robert W. Hughes                      Executive and Financial Officer)

/s/ Nils C. Muladore                  Director                                    January 30, 2006
--------------------------------
Nils C. Muladore

/s/ Michael B. Bowman                 Director                                    January 30, 2006
--------------------------------
Michael B. Bowman

/s/ Diane M. Gregg                    Vice President, Chief Operating             January 30, 2006
--------------------------------      Officer and Director
Diane M. Gregg

/s/ Thomas J. Parliment               Director                                    January 30, 2006
--------------------------------
Thomas J. Parliment

/s/ Christopher L. Lardiere           Director                                    January 30, 2006
--------------------------------
Christopher L. Lardiere

/s/ Thomas H. Lagos                   Director                                    January 30, 2006
--------------------------------
Thomas H. Lagos


                                       9