Form 10QSB
period 2005-12-31
OC Financial Inc
filed 2006-02-14
CIK 1310273

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

             Class                              Outstanding at December 31, 2005
Common Stock,  $0.01 Par Value                               560,198

          Transitional Small Business Disclosure Format YES [ ] NO [X]

                               OC FINANCIAL, INC.

                          Form 10-QSB Quarterly Report

                                Table of Contents


                          PART I. FINANCIAL INFORMATION


                                                                     Page Number

Item 1.    Financial Statements ...........................................   1
Item 2.    Management's Discussion and Analysis or Plan of Operation.......   7
Item 3.    Controls and Procedures.........................................  13

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings...............................................  14
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.....  14
Item 3.    Defaults Upon Senior Securities.................................  14
Item 4.    Submission of Matters to a Vote of Security Holders.............  14
Item 5.    Other Information...............................................  14
Item 6.    Exhibits........................................................  14

Signature Page    .........................................................  15


                                            PART I: FINANCIAL INFORMATION
                                            ITEM 1 - FINANCIAL STATEMENTS
                                                 OC FINANCIAL, INC.
                                             CONSOLIDATED BALANCE SHEETS
                                      December 31, 2005 and September 30, 2005


                                                                                  December 31,       September 30,
                                                                                     2005                2005
                                                                                     ----                ----
                                                                                  (UNAUDITED)
ASSETS

Cash and due from financial institutions                                        $       521,061    $        565,586
Federal funds sold                                                                    1,582,000           3,397,000
                                                                                ---------------    ----------------
     Total cash and cash equivalents                                                  2,103,061           3,962,586
Certificates of deposit in other financial institutions                                 177,549                   0
Securities held to maturity (fair value:  12/31/05 - $23,193,070;
09/30/05 - $24,235,140)                                                              23,819,287          24,714,143
Federal Home Loan Bank stock                                                            731,500             721,100
Loans, net of allowance of $202,375 at 12/31/05 and
   $179,822 at 09/30/05                                                              29,104,853          29,305,852
Premises and equipment, net                                                             665,330             691,845
Accrued interest receivable                                                             209,521             201,288
Prepaid expenses                                                                        129,496             139,066
Other assets                                                                            147,799              74,807
                                                                                ---------------    ----------------


     Total assets                                                               $    57,088,396    $     59,810,687
                                                                                ===============    ================

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
     Savings deposits                                                           $    11,483,600    $     12,965,475
     Demand deposits                                                                  5,809,894           5,692,718
     Money market deposits                                                            2,250,719           2,575,233
     Time deposits                                                                   13,397,031          11,858,712
                                                                                ---------------    ----------------
         Total deposits                                                              32,941,245          33,092,138
Federal Home Loan Bank advances                                                      14,700,000          16,450,000
Payments collected on loans sold                                                      1,655,230           2,119,105
Accrued interest payable                                                                 61,258              69,062
Drafts in process                                                                       250,898             429,350
Other liabilities                                                                       143,830             245,370
                                                                                ---------------    ----------------
     Total liabilities                                                               49,752,461          52,405,025

Preferred stock, $0.01 par value, 5,000,000 shares authorized,
   0 shares issued and outstanding                                                            0                   0
Common stock, $0.01 par value;  15,000,000 shares authorized,
   560,198 shares issued and outstanding                                                  5,602               5,602
Additional paid-in capital                                                            4,949,797           4,949,797
Unearned ESOP shares                                                                   (448,150)           (448,150)
Retained earnings                                                                     2,828,686           2,898,413
                                                                                ---------------    ----------------


     Total shareholders' equity                                                       7,335,935           7,405,662
                                                                                ---------------    ----------------
     Total liabilities and shareholders' equity                                 $    57,088,396    $     59,810,687
                                                                                ===============    ================


                            See accompanying notes to consolidated financial statements.


                                                 OC FINANCIAL, INC.
                                          CONSOLIDATED STATEMENTS OF INCOME
                                For the Three Months Ended December 31, 2005 and 2004
                                                     (Unaudited)


                                                                                 For the three      For the three
                                                                                  months ended       months ended
                                                                                  December 31,       December 31,
                                                                                      2005               2004
                                                                                      ----               ----
INTEREST INCOME
     Loans, including fees                                                      $       388,577    $        355,914
     Securities and other investments                                                   281,244             278,045
     Federal funds sold and other                                                        20,444               9,544
                                                                                ---------------    ----------------
                                                                                        690,265             643,503

INTEREST EXPENSE
     Deposits                                                                           174,380             134,846
     Federal Home Loan Bank advances                                                    185,122             200,347
                                                                                ---------------    ----------------
                                                                                        359,502             335,193
                                                                                ---------------    ----------------

NET INTEREST INCOME                                                                     330,763             308,310
Provision for loan losses                                                                15,000                   -
                                                                                ---------------    ----------------
NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                                                           315,763             308,310

NONINTEREST INCOME
     Service charges and other deposit fees                                              92,782              92,543
     Gain (loss) on loan sales                                                                -              18,718
     Income from servicing of loans                                                      24,217              31,960
     Visa and ATM interchange income                                                     10,800              20,311
     Other                                                                               17,596              28,337
                                                                                ---------------    ----------------
                                                                                        145,395             191,869

NONINTEREST EXPENSE
     Compensation and benefits                                                          270,070             295,749
     Occupancy and equipment                                                             29,152              27,455
     Depreciation and amortization                                                       29,569              29,245
     Computer processing expense                                                         26,732              20,019
     VISA and ATM expense                                                                21,226              28,573
     Bank service charges                                                                22,902              20,116
     Collection and loan expense                                                          1,639               8,513
     Advertising and promotion                                                           32,775              30,550
     Other insurance premiums                                                             5,164               5,009
     Professional and supervisory fees                                                   63,293              27,023
     State franchise tax expense                                                         10,650              11,550
     Other                                                                               54,919              53,110
                                                                                ---------------    ----------------
                                                                                        568,091             556,912
                                                                                ---------------    ----------------

LOSS BEFORE INCOME TAXES                                                               (106,933)            (56,733)

Income tax benefit                                                                      (37,206)            (19,682)
                                                                                ---------------    ----------------

NET LOSS                                                                        $       (69,727)   $        (37,051)
                                                                                ===============    ================

Net loss per share                                                              $         (0.14)
                                                                                ===============


                            See accompanying notes to consolidated financial statements.


                                                 OC FINANCIAL, INC.
                                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                    Three Months ended December 31, 2005 and 2004
                                                     (unaudited)
-------------------------------------------------------------------------------------------------------------------


                                                        Additional                                     Total
                                  Common     Common      Paid in      Retained                      Shareholders'
                                   Stock      Stock      Capital      Earnings     Unearned ESOP       Equity
                                 ---------  ---------  -----------  ------------  ---------------  ---------------
BALANCE AT SEPTEMBER 30, 2004    $      10  $       0  $   274,990  $  3,479,430   $           0   $     3,754,430

Net Loss                                 -                               (37,051)                          (37,051)
                                 ---------  ---------  -----------  ------------  ---------------  ---------------

BALANCE AT DECEMBER 31, 2004            10                 274,990     3,442,379               0         3,754,430
                                 =========  =========  ===========  ============  ===============  ===============

BALANCE AT SEPTEMBER 30, 2005    $       0  $   5,602  $ 4,949,797  $  2,898,413   $    (448,150)  $     7,405,662

Net Loss                                                                 (69,727)                          (69,727)
                                 ---------  ---------  -----------  ------------  ---------------  ---------------

BALANCE AT DECEMBER 31, 2005     $       0  $   5,602  $ 4,949,797  $  2,828,686   $    (448,150)  $     7,335,935
                                 =========  =========  ===========  ============  ===============  ===============


                            See accompanying notes to consolidated financial statements.


                                                 OC FINANCIAL, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                For the Three Months Ended December 31, 2005 and 2004
                                                     (Unaudited)


                                                                                 For the three      For the three
                                                                                  months ended       months ended
                                                                                   12/31/2005         12/31/2004
                                                                                ---------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                          $       (69,727)   $        (37,051)
     Adjustments to reconcile net income (loss) to net cash
       from operating activities
         Depreciation and amortization                                                   29,569              25,096
         Provision for loan losses                                                       15,000
         Deferred fee/costs amortization                                                  2,957               1,256
         Federal Home Loan Bank stock dividends                                         (10,400)             (7,300)
         Net amortization on investment securities                                        2,756               1,350
         Gain on mutual funds                                                                 0              (2,261)
         Loans originated for sale                                                      (68,402)         (1,933,729)
         Proceeds from sale of loans                                                     68,402           1,933,729
         Net gains on sales of loans                                                          0             (18,718)
         Changes in other assets and other liabilities                                 (823,326)           (335,134)
                                                                                ---------------    ----------------
              Net cash from operating activities                                       (853,171)           (372,765)
                                                                                ---------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities held to maturity
         Purchases                                                                            0          (4,490,903)
         Maturities, calls and principal payments                                       892,100           1,160,040
         Net (increase)/decrease in loans                                               183,042             329,036
     Net change in certificates of deposit in other financial institutions             (177,549)
     Premises and equipment expenditures                                                 (3,054)             (4,760)
                                                                                ---------------    ----------------
              Net cash from investing activities                                        894,539          (3,006,587)
                                                                                ---------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                            (150,893)            443,912
     Proceeds from Federal Home Loan Bank advances                                            0           1,550,000
     Repayment of Federal Home Loan Bank advances                                    (1,750,000)           (300,000)
                                                                                ---------------    ----------------
              Net cash from financing activities                                     (1,900,893)          1,693,912
                                                                                ---------------    ----------------

Net change in cash and cash equivalents                                              (1,859,525)         (1,685,437)
Cash and cash equivalents at beginning of period                                      3,962,586           4,485,049
                                                                                ---------------    ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $     2,103,061    $      2,799,612
                                                                                ===============    ================

Supplemental disclosures of cash flow information
     Cash paid during the quarter for:
         Interest                                                               $       174,158    $        335,194
                                                                                ===============    ================
         Income taxes                                                                         0                   0
                                                                                ===============    ================
Noncash - transfer of credit card portfolio to held for sale                    $             0    $        624,389
                                                                                ===============    ================

                             See accompanying notes to consolidated financial statements

                               OC FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
                                   (Unaudited)


Note 1 - Principles of Consolidation and Basis of Presentation

The consolidated financial statements include OC Financial, Inc. (or the "Company"), Ohio Central Savings (or the "Bank") and its wholly-owned subsidiary, AUTOARM, LLC. Intercompany transactions and balances are eliminated in the consolidation.

The Company was formed to serve as the stock holding company for the Bank as part of the Bank's conversion and reorganization from a mutual holding company structure. On March 31, 2005, the Bank completed its conversion and reorganization, and the Company issued stock to complete its offering. Prior to the consummation of the reorganization, the Company had no assets or liabilities. Accordingly, the Company's financial statements consist of those of the Bank for the periods prior to March 31, 2005. For a further discussion of the Company's formation, see the Company's Registration Statement on Form SB-2, as amended, declared effective on February 11, 2005 (File Number 333-121411).

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ending December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006. The Bank's consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2005 should be read in conjunction with these statements. The Bank operates in one business segment, banking.

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

Note 2 - Adoption of Plan of Conversion and Reorganization

On December 14, 2004, the Board of Directors of the Bank adopted a plan of conversion and reorganization pursuant to which the Bank would reorganize from a mutual holding company structure and become a wholly-owned subsidiary of the Company which would sell its common stock to eligible depositors of the Bank in a subscription offering and, if necessary, to the general public if a syndicated community offering is held. The offering closed on March 31, 2005 with net proceeds of $5.0 million received on the sale of 560,198 common shares. The net proceeds were used for general corporate purposes, including the purchase of mortgage-backed securities and funding of loans. The Company also provided $448,000 to the newly-established employee stock ownership plan, as discussed in
Note 3.

Note 3 - Employee Stock Ownership Plan

In connection with the stock offering, the Company established an Employee Stock Ownership Plan ("ESOP") for the benefit of its employees. The Company issued 44,815 shares of common stock to the ESOP in exchange for a 20-year note in the amount of $448,150. The interest rate is Prime floating, with annual principal and interest payments due on the last business day of December starting in 2005 and ending in 2024. The loan for the ESOP purchase was obtained from the Company.

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

Note 4 - Net Loss Per Share

Net Loss per share for the three months ending December 31, 2005 were $( 0.14 ). Common shares outstanding for purposes of the earnings per share calculation were as follows:

        Average shares outstanding                              560,198
        Average unearned ESOP shares                             44,815
                                                             -----------
        Weighted average common shares outstanding,
          basic and diluted                                     515,383
                                                             ===========

The Company currently has no potentially dilutive securities, although a stock option plan and a recognition and retention plan may be adopted in the future and may issue such securities.

                               OC FINANCIAL, INC.


ITEM 2 - Management's Discussion and Analysis or Plan of Operation

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

CRITICAL ACCOUNTING POLICIES

        Certain of our accounting policies are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but without limitation, changes in interest rates, changes in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policy is the determination of the allowance for loan losses. OC Financial, Inc.'s and Ohio Central Savings' accounting policies are discussed in detail in Note 1 of the "Notes to the Consolidated Financial Statements" contained in its September 30, 2005 consolidated financial statements included in the Company's annual report on Form 10-KSB.

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

BUSINESS STRATEGY

        Prior to our three and one-half year affiliation with Third Federal, Ohio Central Savings was a full service community-based savings institution generating a wide variety of loans for our customers. As a result of our affiliation, and as part of our strategic plan, our potential mortgage loan customers were referred to Third Federal. We also increased our automobile lending program as part of the alliance through marketing efforts with Third Federal. During our affiliation with Third Federal we originated $117.0 million in automobile loans, 80% of which were sold to Third Federal. Also during our three-year affiliation our mortgage portfolio declined by $11.3 million or about 63.1% from $17.9 million to $6.6 million. Following our separation from Third Federal we reinitiated our mortgage lending activity within our market areas and retained automobile loans in our portfolio. We anticipate the increased lending activity will result in higher levels of earnings, but there can be no guarantee that we will be able to accomplish this objective. We plan to retain these loans in our portfolio, subject to our interest rate risk and liquidity management needs, in order to improve our earnings.

        We have continued to pursue growth in other loan products and deposit accounts within our market areas, such as home equity loans and referrals for the origination of credit card accounts to an outsourced provider. We will seek deposit accounts in a blend of certificate of deposits, checking accounts and money market accounts to provide funds for lending activities. Due to the limits of our capital base price to completing our stock conversion, our ability to increase interest-earning assets had been constrained even though we otherwise had the resources to increase our lending operations. Although we did not earn a profit in the last quarter and the last fiscal year, we believe our increased capital levels will allow us to improve our profitability through our efforts of increasing interest-earning assets such as loans and reducing substantially our reliance on income from securities in our investment portfolio.

        We have also continued to pursue our automobile loan origination and servicing business offered to other financial institutions through our AutoARM(R) subsidiary. This subsidiary was formed in August 2003 and is a third party originator and servicer of direct automobile loans for other financial institutions. AutoARM(R) is a program designed by Ohio Central Savings to offer these services to other financial institutions in a manner similar to the method that was developed to be used with Third Federal. Loans originated and funded by AutoARM(R) will not generate a gain on sale to the other institutions but will generate servicing income. We had not actively marketed AutoARM's(R) services until late 2004, as we were building the operational systems to support its operations. As a result, AutoARM(R) had not contracted with any financial institutions as of December 31, 2004. During the quarter ended December 31, 2005, we entered into four new agreements with AutoARM(R) partners to originate and service auto loans, bringing the total number of institutions to ten. We anticipate that the number of AutoARM(R) customers will increase through our continued marketing efforts, but we cannot guarantee the results of our efforts.

COMPARISON OF RESULTS OF OPERATION FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

        GENERAL. Our loss for the three months ended December 31, 2005 was $70,000 compared to a loss of $37,000 for the three months ended December 31, 2004.

        A number of factors contributed to the decrease in income, including, increased interest expense, decreased fee income, and decreased loan sale gains, partially offset by reduced operating expenses. AutoARM(R) generated $12,000 in revenue for the quarter ended December 31, 2005. Within our own portfolio, we continued replacement of lower interest rate loans with higher interest rate loans as market rates increased over the three month period ended December 31, 2005.

        INTEREST INCOME. Interest income increased to $690,000 for the three months ended December 31, 2005 from $644,000 for the three months ended December 31, 2004. The primary reason for the increase in interest income was an increase of $33,000 in loan income. The increase in loan income was primarily due to an net increase in the balance of our loan portfolio of $3.2 million from December 31, 2004 to December 31, 2005. As we intend to increase our emphasis on residential mortgage lending, this trend of increasing interest-earning assets may continue. The weighted average yield on loans decreased from 5.46% for the three months ended December 31, 2004 to 5.31% for the three months ended December 31, 2005. The weighted average yield on securities increased from 4.41% for the three months ended December 31, 2004 to 4.51% for the three months ended December 31, 2005. Total average interest earning assets decreased $293,000 from the three months ended December 31, 2004 to the three months ended December 31, 2005, and the weighted average yield on interest earning assets increased 13 basis points from 4.74% to 4.87%.

        INTEREST EXPENSE. Interest expense increased $25,000 to $360,000 for the three months ended December 31, 2005 from $335,000 for the three months ended December 31, 2004. The increase in interest expense is attributed to an increase in the cost of deposits as a result of the increase in short-term market interest rates during 2004 and 2005. Interest expense on deposits increased $39,000 to $174,000 for the quarter ending December 31, 2005 from $135,000 for the quarter ending December 31, 2004. Average deposits increased by $1,124,000 and the average cost increased 42 basis points to 2.11% for the quarter ending December 31, 2005 from 1.69% for the quarter ending December 31, 2004.

        As interest rates stabilize or increase, we expect interest expense will increase as our cost of interest bearing liabilities increase through higher rates on existing deposits and on new deposits. Our average weighted cost of funds was 3.03% for the three months ended December 31, 2005 compared to 2.75% for the three months ended December 31, 2004.

        NET INTEREST INCOME. Net interest income increased $23,000 to $331,000 for the three months ended December 31, 2005 from $308,000 for the three months ended December 31, 2004. The increase in net interest income is primarily the result of a continuing shift to loans from investments as described above offset by increasing interest rates for deposits. Our net interest margin was 2.29% for the three months ended December 31, 2005 compared to 2.27% for the three months ended December 31, 2004.

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

        Based on management's evaluation of the above factors, a provision was made for the three months ended December 31, 2005 in the amount of $15,000 compared to $-0- made for the three months ended December 31, 2004. The increase in provision for loan losses is primarily attributable to increased loan levels as discussed above. The amount of general allowance allocations made for smaller balance homogeneous loans decreased during the three months ended December 31, 2005 primarily resulting from the performance of the portfolio, actual losses and recoveries. Loan charge-offs were $2,000, for the three months ended December 31, 2005, down from $5,000 for the three months ended December 31, 2004. Recoveries were $700 for the three months ended December 31, 2005, compared to $1,000 for the three month period ended December 31, 2004.

        While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2005 was maintained at a level that represents management's best estimate of probable incurred losses in the loan portfolio.

        NON-INTEREST INCOME. Non-interest income decreased $47,000 to $145,000 for the three months ended December 31, 2005 from $192,000 for the three months ended December 31, 2004. The overall decrease in non-interest income was primarily due to lower fee income attributed in large part to an overall decline in the number of outstanding deposit accounts, in particular lower balance accounts, which were a source of fee income for the institution.

        NON-INTEREST EXPENSE. Non-interest expenses of $568,000 for the quarter ended December 31, 2005 were relatively unchanged from the quarter ended December 31, 2004. Professional fees were $36,000 higher for the quarter ended December 31, 2005 as compared to the same quarter in 2004. This increase is attributed primarily to legal and accounting costs associated with increased regulatory financial reporting as a result of our conversion and reorganization, offset by a $26,000 decrease in compensation expense.

        INCOME TAX EXPENSE. Income tax benefit for the three months ended December 31, 2005 was $37,000, up from a tax benefit of $20,000 for the three months ended December 31, 2004 due to the higher pre-tax loss.

CHANGES IN FINANCIAL CONDITION FROM SEPTEMBER 30, 2005 TO DECEMBER 31, 2005.

        GENERAL. Total assets decreased by $2.7 million, or 4.5%, to $57.1 million at December 31, 2005 from $59.8 million at September 30, 2005. The decline is attributed primarily to two factors including a decline in Fed Funds balances of $1.8 million during the quarter and a decrease in outstanding mortgage-backed securities of $900,000 during the quarter.

        ASSETS. Our loan portfolio decreased $200,000 from $29.3 million at September 30, 2005 to $29.1 million at December 31, 2005. The loan portfolio remained relatively flat during the period as we have seen a softening in both mortgage and auto loan originations. The outstanding loan balance, however, has increased by $3.2 million from an outstanding balance of $25.9 million at December 31, 2004 to its present balance.

        The allowance for loan losses was $202,000 at December 31, 2005 or 0.70% of loans, compared to $180,000, or 0.61% of loans at September 30, 2005. The allowance for loan losses consists of general allowance allocations made for pools of homogeneous loans and specific allowances on individual loans for which management has significant concerns regarding the borrowers' ability to repay the loans in accordance with the terms of the loans. Non-performing loans totaled $45,000 at December 31, 2005 and $47,000 at September 30, 2005, respectively. In determining the amount of allowance for loan loss allocations needed for non-performing loans, management has considered expected future borrower cash flows and the fair value of underlying collateral. The amount of allowance for loan losses allocated to individual loan relationships at December 31, 2005, decreased to $39,000 from $74,000 at September 30, 2005.

        DEPOSITS. Total deposits decreased by $151,000, or 0.46%, to $32.9 million at December 31, 2005 from $33.1 million at September 30, 2005. Checking accounts and time deposits increased $117,000 and $1.5 million, respectively. Savings deposits and money market accounts decreased $1.5 million and $325,000, respectively.

        BORROWINGS. Federal Home Loan Bank advance balances were $14.7 million at December 31, 2005 and $16.5 million at September 30, 2005. A portion of Federal Home Loan Bank advances that were used to fund investment portfolio growth to improve net interest income were repaid during the three months ending December 31, 2005. We expect that Federal Home Loan Bank advances will continue to provide the Company with a significant additional funding source to meet the needs of its lending activities.

        SHAREHOLDERS' EQUITY. Total consolidated shareholders' equity for OC Financial, Inc. decreased $100,000, or 1.35%, to $7.3 million at December 31, 2005 from $7.4 million at September 30, 2005. The decrease in equity was primarily the result of our operating loss of $70,000 for the quarter.

        CAPITAL RESOURCES. At December 31, 2005, capital at Ohio Central Savings totaled $6.8 million. Management monitors the capital levels of Ohio Central Savings to provide for current and future business opportunities and to meet regulatory guidelines for "well-capitalized" institutions.

        Ohio Central Savings is required by the Office of Thrift Supervision to meet minimum capital adequacy requirements. Ohio Central Savings' actual and required levels of capital as reported to the Office of Thrift Supervision at December 31, 2005 are as follows:

                                                                                                              TO BE WELL
                                                                                                           CAPITALIZED UNDER
                                                                                      FOR CAPITAL          PROMPT CORRECTIVE
                                                                ACTUAL             ADEQUACY PURPOSES      ACTION PROVISIONS
                                                         --------------------    --------------------    --------------------
                                                          AMOUNT      RATIO       AMOUNT      RATIO       AMOUNT      RATIO
                                                         --------   ---------    --------   ---------    --------   ---------
                                                                                (DOLLARS IN THOUSANDS)
AS OF DECEMBER 31, 2005
Total capital (to risk weighted assets)..............    $  7,024     23.60%     $  2,381      8.00%     $  2,976     10.00%
Tier 1 (core) capital (to risk weighted assets)......    $  6,822     22.92%     $  1,190      4.00%     $  1,786      6.00%
Tier 1 (core) capital (to adjusted total assets).....    $  6,822     11.96%     $  2,282      4.00%     $  2,853      5.00%

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

        In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. At December 31, 2005, Ohio Central Savings had additional borrowing capacity of $11.0 million with the Federal Home Loan Bank of Cincinnati. Additionally, Ohio Central Savings has access to the Federal Reserve Bank of Cleveland discount window for borrowing. The available line at the discount window is $14.9 million.

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

ITEM 3 - Controls and Procedures

        An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2005. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

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

                                December 31, 2005

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

                                December 31, 2005

                           PART II - OTHER INFORMATION

                                   Signatures




        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                OC FINANCIAL, INC.
                                                (Registrant)




Date:   February 14, 2006                       /s/ Robert W. Hughes
                                                --------------------------------
                                                Robert W. Hughes
                                                Chairman, President, and
                                                Chief Executive Officer