Form 10QSB
period 2006-03-31
OC Financial Inc
filed 2006-05-15
CIK 1310273

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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

               Class                               Outstanding at May 15, 2006
  Common Stock,  $0.01 Par Value                             560,198

          Transitional Small Business Disclosure Format YES [ ] NO [x]

                               OC FINANCIAL, INC.

                          Form 10-QSB Quarterly Report

                                Table of Contents

                          PART I. FINANCIAL INFORMATION


                                                                                                        Page Number
Item 1.         Financial Statements .........................................................................    1
Item 2.         Management's Discussion and Analysis or Plan of Operation.....................................    8
Item 3.         Controls and Procedures.......................................................................   16

                          PART II. OTHER INFORMATION

Item 1.         Legal Proceedings.............................................................................   17
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds...................................   17
Item 3.         Defaults Upon Senior Securities...............................................................   17
Item 4.         Submission of Matters to a Vote of Security Holders...........................................   17
Item 5.         Other Information.............................................................................   17
Item 6.         Exhibits......................................................................................   17

Signature Page     ...........................................................................................   18

                          PART I: FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                               OC FINANCIAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2006 and September 30, 2005

                                                                     March 31,      September 30,
                                                                       2006             2005
                                                                   ------------    ------------
                                                                    (UNAUDITED)
                                                                   ------------    ------------
ASSETS
Cash and due from financial institutions                           $    509,470    $    565,586
Federal funds sold                                                   12,513,000       3,397,000
                                                                   ------------    ------------
     Total cash and cash equivalents                                 13,022,470       3,962,586
Securities held to maturity (fair value:
   3/31/06 - $24,994,180;
   09/30/05 - $24,235,140)                                           25,919,366      24,714,143
Federal Home Loan Bank stock                                            741,800         721,100
Loans, net of allowance of $205,860 at 3/31/06 and
   $179,822 at 09/30/05                                              30,190,406      29,305,852
Premises and equipment, net                                             651,104         691,845
Accrued interest receivable                                             226,197         201,288
Prepaid expenses                                                        155,052         139,066
Other assets                                                             59,665          74,807
                                                                   ------------    ------------


     Total assets                                                  $ 70,966,060    $ 59,810,687
                                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
     Savings deposits                                              $ 11,907,656    $ 12,965,475
     Demand deposits                                                  6,227,082       5,692,718
     Money market deposits                                            2,228,022       2,575,233
     Time deposits                                                   29,661,609      11,858,712
                                                                   ------------    ------------
         Total deposits                                              50,024,369      33,092,138
Federal Home Loan Bank advances                                      11,200,000      16,450,000
Payments collected on loans sold                                      1,876,472       2,119,105
Accrued interest payable                                                 55,966          69,062
Drafts in process                                                       479,901         429,350
Other liabilities                                                        84,752         245,370
                                                                   ------------    ------------
     Total liabilities                                               63,721,460      52,405,025

Preferred stock, $0.01 par value, 5,000,000 shares authorized,
   0 shares issued and outstanding                                         --              --
Common stock, $0.01 par value;  15,000,000 shares authorized,
    560,198 shares issued and outstanding                                 5,602           5,602
Additional paid-in capital                                            4,949,797       4,949,797
Unearned ESOP shares                                                   (429,795)       (448,150)
Retained earnings                                                     2,718,996       2,898,413
                                                                   ------------    ------------


     Total shareholders' equity                                       7,244,600       7,405,662
                                                                   ------------    ------------
     Total liabilities and shareholders' equity                    $ 70,966,060    $ 59,810,687
                                                                   ============    ============

          See accompanying notes to consolidated financial statements.

                               OC FINANCIAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               For the Three Months Ended March 31, 2006 and 2005
                                   (Unaudited)

                                                       For the three  For the three
                                                       months ended   months ended
                                                         March 31,      March 31,
                                                           2006           2005
                                                        ---------      ---------
INTEREST INCOME
     Loans, including fees                              $ 424,446      $ 345,425
     Securities and other investments                     325,874        318,833
     Federal funds sold and other                         107,338         11,025
                                                        ---------      ---------
                                                          857,658        675,283

INTEREST EXPENSE
     Deposits                                             337,779        145,296
     Federal Home Loan Bank advances                      160,250        212,494
                                                        ---------      ---------
                                                          498,029        357,790
                                                        ---------      ---------

NET INTEREST INCOME                                       359,629        317,493
Provision for loan losses                                  15,000           --
                                                        ---------      ---------
NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                             344,629        317,493

NONINTEREST INCOME
     Service charges and other deposit fees                78,600         86,898
     Gain on loan sales                                      --           92,015
     Income from servicing of loans                        23,333         32,362
     Visa and ATM interchange income                        9,446         15,100
     Other                                                 12,627         13,847
                                                        ---------      ---------
                                                          124,006        240,222

NONINTEREST EXPENSE
     Compensation and benefits                            303,975        261,542
     Occupancy and equipment                               27,972         29,186
     Depreciation and amortization                         29,672         29,704
     Computer processing expense                           28,341         21,805
     VISA and ATM expense                                  19,313         25,149
     Bank service charges                                  20,414         19,026
     Collection and loan expense                           10,342          7,502
     Advertising and promotion                             35,793         38,561
     Other insurance premiums                               4,999          4,452
     Professional and supervisory fees                     67,837         32,177
     State franchise tax expense                           23,850         10,875
     Other                                                 64,935         53,030
                                                        ---------      ---------
                                                          637,443        533,009
                                                        ---------      ---------

INCOME (LOSS) BEFORE INCOME TAXES                        (168,808)        24,706

Income tax expense (benefit)                              (59,116)         8,854
                                                        ---------      ---------

NET INCOME (LOSS)                                       $(109,692)     $  15,852
                                                        =========      =========

Net loss per share                                      $   (0.21)
                                                        =========

          See accompanying notes to consolidated financial statements.

                               OC FINANCIAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                For the Six Months Ended March 31, 2006 and 2005
                                   (Unaudited)

                                                    For the six     For the six
                                                    months ended    months ended
                                                      March 31,       March 31,
                                                        2006            2005
                                                    -----------     -----------
INTEREST INCOME
     Loans, including fees                          $   813,024     $   701,340
     Securities and other investments                   607,118         596,877
     Federal funds sold and other                       127,782          20,569
                                                    -----------     -----------
                                                      1,547,924       1,318,786
INTEREST EXPENSE
     Deposits                                           512,159         280,142
     Federal Home Loan Bank advances                    345,372         412,841
                                                    -----------     -----------
                                                        857,531         692,983
                                                    -----------     -----------

NET INTEREST INCOME                                     690,393         625,803
Provision for loan losses                                30,000            --
                                                    -----------     -----------
NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                           660,393         625,803

NONINTEREST INCOME
     Service charges and other deposit fees             171,382         179,442
     Gain on loan sales                                    --           110,733
     Income from servicing of loans                      47,550          64,322
     Visa and ATM interchange income                     20,246          35,410
     Other                                               30,223          42,183
                                                    -----------     -----------
                                                        269,401         432,090
NONINTEREST EXPENSE
     Compensation and benefits                          574,045         557,291
     Occupancy and equipment                             57,124          56,641
     Depreciation and amortization                       59,241          58,948
     Computer processing expense                         55,073          41,824
     VISA and ATM expense                                40,539          53,721
     Bank service charges                                43,316          39,142
     Collection and loan expense                         11,981          16,016
     Advertising and promotion                           68,568          69,112
     Other insurance premiums                            10,163           9,461
     Professional and supervisory fees                  131,130          59,200
     State franchise tax expense                         34,500          22,425
     Other                                              119,853         106,139
                                                    -----------     -----------
                                                      1,205,533       1,089,920
                                                    -----------     -----------

LOSS BEFORE INCOME TAXES                               (275,739)        (32,027)
Income tax benefit                                      (96,322)        (10,828)
                                                    -----------     -----------

NET LOSS $                                             (179,417)    $   (21,199)
                                                    ===========     ===========

Net loss per share                                  $     (0.35)
                                                    ===========

           See accompanying notes to consolidated financial statements

                               OC FINANCIAL, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    Six Months ended March 31, 2006 and 2005
                                   (unaudited)
--------------------------------------------------------------------------------


                                                                                                 Accumulated
                                                    Additional                                      Other           Total
                                       Common         Paid in       Retained        Unearned    Comprehensive   Shareholders'
                                       Stock          Capital       Earnings          ESOP         (Loss)          Equity
                                     -----------    -----------    -----------    -----------    -----------    -----------
BALANCE AT SEPTEMBER 30, 2004        $        10    $   274,990    $ 3,479,430    $      --      $      --      $ 3,754,430
Redemption of stock from Third
        Federal Savings MHC                  (10)      (274,990)      (517,000)          --             --         (792,000)
Issuance of common stock, net of
        Offering costs                     5,602      5,017,310           --             --             --        5,022,912

Unearned ESOP Shares                        --             --             --         (448,150)          --         (448,150)

Comprehensive Income:

Net Loss for the six months ended
        March 31, 2005                      --             --          (21,199)          --             --          (21,199)
                                                                                                               ------------
Unrealized losses on securities
    available for sale, net of tax          --             --             --             --          (21,896)       (21,896)
                                                                                                                -----------
Comprehensive loss                          --             --             --             --          (21,896)       (43,095)
                                                                                                                -----------



BALANCE AT MARCH 31, 2005            $     5,602    $ 5,017,310    $ 2,941,231    $  (448,150)   $   (21,896)   $ 7,494,097
                                     ===========    ===========    ===========    ===========    ===========    ===========



BALANCE AT SEPTEMBER 30, 2005        $     5,602    $ 4,949,797    $ 2,898,413    $  (448,150)          --      $ 7,405,662

Earned ESOP Shares                          --             --             --      $    18,355           --      $    18,355
Net Loss for the six months ended
         March 31, 2006                     --             --         (179,417)          --             --         (179,417)
                                     -----------    -----------    -----------    -----------    -----------    -----------

BALANCE AT MARCH 31, 2006            $     5,602    $ 4,949,797    $ 2,718,996    $  (429,795)   $      --      $ 7,244,600
                                     ===========    ===========    ===========    ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                               OC FINANCIAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended March 31, 2006 and 2005
                                   (Unaudited)

                                                                              For the six     For the six
                                                                             months ended    months ended
                                                                              3/31/2006       3/31/2005
                                                                             ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                       $   (179,417)   $    (21,199)
     Adjustments to reconcile net income (loss) to net cash
       from operating activities
         Depreciation and amortization                                             59,241          50,651
         Provision for loan losses                                                 30,000            --
         Deferred fee/costs amortization                                            6,013           2,804
         Federal Home Loan Bank stock dividends                                   (20,700)        (15,000)
         Net amortization on investment securities                                (20,878)          7,445
         Gain on mutual funds                                                        --            (2,261)
         Loans originated for sale                                               (157,219)     (1,962,573)
         Proceeds from sale of loans                                              157,219       1,933,729
         Net gains on sales of loans                                                 --          (110,733)
         Changes in other assets and other liabilities                           (391,550)         69,001
                                                                             ------------    ------------
Net cash used in operating activities                                            (517,291)        (48,136)
                                                                             ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities held to maturity
         Purchases                                                             (2,954,688)     (6,511,787)
         Maturities, calls and principal payments                               1,770,343       2,103,531
     Securities available for sale
         Purchases                                                                   --        (4,118,221)
     Net (increase)/decrease in loans                                            (920,567)        108,148
     Premises and equipment expenditures                                          (18,500)         19,407
                                                                             ------------    ------------
              Net cash used in investing activities                            (2,123,412)     (8,398,922)
                                                                             ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                    16,932,232         525,490
     Proceeds from Federal Home Loan Bank advances                                   --         3,300,000
     Repayment of Federal Home Loan Bank advances                              (5,250,000)       (300,000)
     Redemption of stock from Third Federal Savings MHC                              --          (792,000)
     Proceeds from issuance of common stock, net of offering costs                   --         5,022,912
     Cash provided to ESOP for purchase of shares                                    --          (448,150)
     Cash received for earned ESOP shares                                          18,355            --
                                                                             ------------    ------------
              Net cash provided by financing activities                        11,700,587       7,308,252
                                                                             ------------    ------------

Net change in cash and cash equivalents                                         9,059,884      (1,138,806)
Cash and cash equivalents at beginning of period                                3,962,586       4,485,049
                                                                             ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 13,022,470    $  3,346,243
                                                                             ============    ============

Supplemental disclosures of cash flow information Cash paid during the six months for:
         Interest                                                            $    870,627    $    692,983
         Income taxes                                                                   0               0
Noncash - transfer of credit card portfolio to held for sale                            0    $    624,389

           See accompanying notes to consolidated financial statements

                               OC FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

Note 1 - Principles of Consolidation and Basis of Presentation

The consolidated financial statements include OC Financial, Inc. (the "Company"), Ohio Central Savings (the "Bank") and its wholly-owned subsidiary, AUTOARM, LLC, together referred to as "the Corporation." Intercompany transactions and balances are eliminated in the consolidation.

The Company was formed to serve as the stock holding company for the Bank as part of the Bank's conversion and reorganization from a mutual holding company structure. On March 31, 2005, the Bank completed its conversion and reorganization, and the Company issued stock to complete its offering. Prior to the consummation of the reorganization, the Company had no assets or liabilities. Accordingly, the Company's financial statements consist of those of the Bank for the periods prior to March 31, 2005. For a further discussion of the Company's formation see the Company's Registration Statement on Form SB-2, as amended, declared effective on February 11, 2005 (File Number 333-121411).

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ending March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006. The Company's consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2005 should be read in conjunction with these statements. The Bank operates in one business segment, banking.

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

Note 2 - Adoption of Plan of Conversion and Reorganization

On December 14, 2004, the Board of Directors of the Bank adopted a plan of conversion and reorganization pursuant to which the Bank reorganized from a mutual holding company structure and became a wholly-owned subsidiary of the Company which sold its common stock to eligible depositors of the Bank in a subscription offering. The offering closed on March 31, 2005 with net proceeds of $5.0 million received on the sale of 560,198 common shares. The net proceeds were used for general corporate purposes, including the purchase of mortgage-backed securities and funding of loans. The Company also provided $448,000 to the newly-established employee stock ownership plan, as discussed in
Note 3.

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

 Note 4 - Net Loss Per Share

Net Loss per share for the three months and the six months ended March 31, 2006 were $(0.18) and $(0.38), respectively. Common shares outstanding for purposes of the earnings per share calculation were as follows for the three months and the six months ended March 31, 2006:

                                                                Three Months         Six Months
                                                                   Ended                Ended
                                                               MARCH 31, 2006       MARCH 31, 2006
                                                               --------------       --------------
         Average shares outstanding                                   560,198              560,198
         Average unearned ESOP shares                                  42,980               43,898
                                                               --------------       --------------
         Weighted average common shares outstanding,
           basic and diluted                                          517,218              516,300
                                                               ==============       ==============

 The Company currently had no potentially dilutive securities as of March 31, 2006. On April 19, 2006 the Company's shareholders approved the 2006 Stock Incentive Plan pursuant to which the Company may grant stock options and award shares of restricted stock to directors, officers and employees. As of May 15, 2006, no options or shares of restricted stock had been granted.

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

         The Bank's principal business has historically consisted of attracting deposits from the general public and the business community and making loans secured by various types of collateral, including vehicles, real estate and general business assets. The Company is significantly affected by prevailing economic conditions as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, housing and financial institutions. Deposit flows are influenced by a number of factors, including interest rates paid on competing investments, account maturities, fee structures, and level of personal income and savings. Lending activities are influenced by the demand for funds, the number and quality of lenders, and regional economic cycles. Sources of funds for lending activities of the Bank include deposits, borrowings, payments on loans, maturities of securities and income provided from operations. The Company's earnings are primarily dependent upon the Company's net interest income, which is the difference between interest income and interest expense.

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

         We have continued to pursue growth in other loan products and deposit accounts within our market areas, such as home equity loans and referrals for the origination of credit card accounts to an outsourced provider. We will seek deposit accounts in a blend of certificate of deposits, checking accounts and money market accounts to provide funds for lending activities. Due to the limits of our capital base prior to completing our stock conversion, our ability to increase interest-earning assets had been constrained even though we otherwise had the resources to increase our lending operations. Although we did not earn a profit in the last quarter and the last fiscal year, we believe our increased capital levels will allow us to improve our profitability through our efforts of increasing interest-earning assets such as loans and reducing substantially our reliance on income from securities in our investment portfolio.

         We have also continued to pursue our automobile loan origination and servicing business offered to other financial institutions through our AutoARM(R) subsidiary. This subsidiary was formed in August 2003 and is a third party originator and servicer of direct automobile loans for other financial institutions. AutoARM(R) is a program designed by Ohio Central Savings to offer these services to other financial institutions in a manner similar to the method that was developed to be used with Third Federal. Loans originated and funded by AutoARM(R) will not generate a gain on sale to the other institutions but will generate servicing income. We had not actively marketed AutoARM's(R) services until late 2004, as we were building the operational systems to support its operations. During the quarter ended March 31, 2006, we entered into one new agreement with AutoARM(R) partners to originate and service auto loans, bringing the total number of institutions to eleven. We anticipate that the number of AutoARM(R) customers will increase through our continued marketing efforts, but we cannot guarantee the results of our efforts.

COMPARISON OF RESULTS OF OPERATION FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

         GENERAL. Our net loss for the three months ended March 31, 2006 was ($109,692) compared to net income of $15,852 for the three months ended March 31, 2005.

         A number of factors contributed to the decrease in income, including decreased fee income, decreased loan sale gains, and increased operating expenses, which offset the increase in net interest income. Within our own portfolio, we continued replacement of lower interest rate loans with higher interest rate loans as market rates increased over the three month period ended March 31, 2006.

         INTEREST INCOME. Interest income increased to $858,000 for the three months ended March 31, 2006 from $675,000 for the three months ended March 31, 2005. The primary reason for the increase in interest income was an increase of $79,000 in loan income. The increase in loan income was primarily due to an net increase in the balance of our loan portfolio of $1.70 million from March 31, 2005 to March 31, 2006. As we intend to increase our emphasis on residential mortgage lending, this trend of increasing interest-earning assets may continue. The weighted average yield on loans increased from 5.33% for the three months ended March 31, 2005 to 5.68% for the three months ended March 31, 2006. The weighted average yield on securities increased from 4.69% for the three months ended March 31, 2005 to 4.84% for the three months ended March 31, 2006. Total average interest earning assets increased $10.5 million from the three months ended March 31, 2005 to the three months ended March 31, 2006, and the weighted average yield on interest earning assets increased 35 basis points from 4.65% to 5.00%.

         INTEREST EXPENSE. Interest expense increased $140,000 to $498,000 for the three months ended March 31, 2006 from $358,000 for the three months ended March 31, 2005. The increase in interest expense is attributed to an increase in the cost of deposits as a result of the increase in short-term market interest rates during 2004 and 2005. In addition, deposits increased $17.2 million from March 31, 2005 to March 31, 2006 primarily as the result of a certificate of deposit promotion during the quarter ended March 31, 2006. Interest expense on deposits increased $193,000 to $338,000 for the quarter ending March 31, 2006 from $145,000 for the quarter ending March 31, 2005. The average cost of deposits increased 105 basis points to 2.82% for the quarter ending March 31, 2006 from 1.77% for the quarter ending March 31, 2005.

         As interest rates stabilize or increase, we expect interest expense will increase as our cost of interest bearing liabilities increase through higher rates on existing deposits and on new deposits. Our average weighted cost of funds was 3.36% for the three months ended March 31, 2006 compared to 2.73% for the three months ended March 31, 2005.

         NET INTEREST INCOME. Net interest income increased $28,000 to $345,000 for the three months ended March 31, 2006 from $317,000 for the three months ended March 31, 2005. The increase in net interest income is primarily the result of a continuing shift to loans from investments as described above offset by increasing interest rates for deposits. Our net interest margin however has declined to 2.04% for the three months ended March 31, 2006 compared to 2.19% for the three months ended March 31, 2005.

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

         Based on management's evaluation of the above factors, a provision was made for the three months ended March 31, 2006 in the amount of $15,000 compared to no provision made for the three months ended March 31, 2005. The increase in provision for loan losses is primarily attributable to increased loan levels as discussed above. The amount of general allowance allocations made for smaller balance homogeneous loans has remained constant during the three months ended March 31, 2006, primarily resulting from the performance of the portfolio, actual losses and recoveries. Loan charge-offs were $12,000, for the three months ended March 31, 2006, down from $35,000 for the three months ended March 31, 2005. Recoveries were $100 for the three months ended March 31, 2006, compared to $1,000 for the three month period ended March 31, 2005.

         While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, our regulator, the Office of Thrift Supervision ("OTS"), as an integral part of their examination process, periodically reviews the allowance for loan losses and may require us to recognize additional provisions based on its judgment of information available at the time of the examination. The allowance for loan losses as of March 31, 2006 was maintained at a level that represents management's best estimate of probable incurred losses in the loan portfolio.

         NON-INTEREST INCOME. Non-interest income decreased $116,000 to $124,000 for the three months ended March 31, 2006 from $240,000 for the three months ended March 31, 2005. The overall decrease in non-interest income was primarily due to reduced gains on the sale of loans attributed to the severing of our relationship with Third Federal in 2005.

         NON-INTEREST EXPENSE. Non-interest expenses of $637,000 for the quarter ended March 31, 2006 were $104,000 higher than the same period in 2005. The increase is primarily due to an increase in professional fees of $36,000 and compensation of $42,000 from the comparable period in 2005. The increase in professional fees is attributed to legal and accounting costs associated with increased regulatory and financial reporting as a result of our becoming a public company.

         INCOME TAX EXPENSE. Income tax benefit for the three months ended March 31, 2006 was $59,000. For the three months ended March 31, 2005, Ohio Central incurred income tax expense of $9,000. The tax benefit during the March 31, 2006 quarter is attributed to our pre-tax loss.

COMPARISON OF RESULTS OF OPERATION FOR THE SIX MONTHS ENDED MARCH 31, 2006 AND 2005

         GENERAL. Our net loss for the six months ended March 31, 2006 was ($179,417) compared to net loss of ($21,199) for the six months ended March 31, 2005.

         A number of factors contributed to the decrease in net income, including decreased fee income, decreased loan sale gains, and increased operating expenses, which offset the increase in net interest income. Within our own portfolio, we continued replacement of lower interest rate loans with higher interest rate loans over the six month period ended March 31, 2006.

         INTEREST INCOME. Interest income increased to $1,548,000 for the six months ended March 31, 2006 from $1.3 million for the six months ended March 31, 2005. The primary reason for the increase in interest income were increases of $112,000 in loan income and $107,000 in interest on Fed Funds. The increase in loan income was primarily due to a net increase in the balance of our loan portfolio of $1.7 million from March 31, 2005 to March 31, 2006. As we intend to increase our emphasis on residential mortgage lending, this trend of increasing interest-earning assets may continue. The weighted average yield on loans increased from 5.41% for the six months ended March 31, 2005 to 5.50% for the six months ended March 31, 2006. The increase in income on Fed Funds is attributed to an increase in our Fed Funds Balance of $10.0 million from March 31, 2005 to March 31, 2006. This increase occurred primarily during the three months ended March 31, 2006 as the result of running a certificate of deposit promotion which resulted in $16.0 million of new time deposits. The proceeds obtained will be used to pay down FHLB advances and fund loan growth. The weighted average yield on securities increased from 4.39% for the six months ended March 31, 2005 to 4.68% for the six months ended March 31, 2006. Total average interest earning assets increased $6.7 million from the six months ended March 31, 2005 to the six months ended March 31, 2006, and the weighted average yield on interest earning assets increased 22 basis points from 4.72% to 4.94%.

         INTEREST EXPENSE. Interest expense increased $165,000 to $858,000 for the six months ended March 31, 2006 from $693,000 for the six months ended March 31, 2005. The increase in interest expense is attributed to an increase in the cost of deposits as a result of the increase in short-term market interest rates during 2004 and 2005. In addition, deposits increased $17.2 million from March 31, 2005 to March 31, 2006 primarily as the result of a certificate of deposit promotion during the quarter ended March 31, 2006. Interest expense on deposits increased $232,000 to $512,000 for the six months ended March 31, 2006 from $280,000 for the six months ended March 31, 2005. The average cost of deposits increased 80 basis points to 2.53% for the six months ended March 31, 2006 from 1.73% for the six months ended March 31, 2005.

         As interest rates stabilize or increase, we expect interest expense will increase as our cost of interest bearing liabilities increase through higher rates on existing deposits and on new deposits. Our average weighted cost of funds was 3.16% for the six months ended March 31, 2006 compared to 2.75% for the six months ended March 31, 2005.

         NET INTEREST INCOME. Net interest income increased $64,000 to $690,000 for the six months ended March 31, 2006 from $626,000 for the six months ended March 31, 2005. The increase in net interest income is primarily the result of a continuing shift to loans from investments as described above offset by increasing interest rates for deposits. Our net interest margin however has declined to 2.20% for the six months ended March 31, 2006 compared to 2.24% for the six months ended March 31, 2005.

         PROVISION FOR LOAN LOSSES. The Company establishes provisions for loan losses, which are charged to operations, at a level required to reflect probable and estimable credit losses in the loan portfolio. Based on management's evaluation of the factors previously discussed, a provision was made for the six months ended March 31, 2006 in the amount of $30,000 compared to no provision for the six months ended March 31, 2005. The increase in provision for loan losses is primarily attributable to increased loan levels as discussed above. The amount of general allowance allocations made for smaller balance homogeneous loans has remained constant during the six months ended March 31, 2006 primarily resulting from the performance of the portfolio, actual losses and recoveries. Loan charge-offs were $14,000, for the six months ended March 31, 2006, down from $40,000 for the six months ended March 31, 2005. Recoveries were $800 for the six months ended March 31, 2006, compared to $2,000 for the six month period ended March 31, 2005.

         While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, the OTS, as an integral part of its examination process, periodically reviews the allowance for loan losses and may require us to recognize additional provisions based on its judgment of information available at the time of the examination. The allowance for loan losses as of March 31, 2006 was maintained at a level that represents management's best estimate of probable incurred losses in the loan portfolio.

         NON-INTEREST INCOME. Non-interest income decreased $163,000 to $269,000 for the six months ended March 31, 2006 from $432,000 for the six months ended March 31, 2005. The overall decrease in non-interest income was primarily due to reduced gains on the sale of loans attributed to the severing of our relationship with Third Federal in 2005.

         NON-INTEREST EXPENSE. Non-interest expenses of $1.2 million for the six months ended March 31, 2006 were $116,000 higher than the same period in 2005. The increase is primarily due to an increase in professional fees of $72,000 from the comparable period in 2005. The increase in professional fees is attributed to legal and accounting costs associated with increased regulatory and financial reporting as a result of our becoming a public company.

         INCOME TAX EXPENSE. Income tax benefit for the six months ended March 31, 2006 was $96,000. For the six months ended March 31, 2005, Ohio Central realized a tax benefit of $11,000. The tax benefits during the six months ended March 31, 2006 and March 31, 2005 are attributed to our pre-tax losses.

CHANGES IN FINANCIAL CONDITION FROM SEPTEMBER 30, 2005 TO MARCH 31, 2006.

         GENERAL. Total assets increased by $11.2 million, or 18.7%, to $71.0 million at March 31, 2006 from $59.8 million at September 30, 2005. The increase is attributed primarily to funds obtained through a certificate of deposit promotion conducted in the three months ended March 31, 2006. As a result of this promotion, we raised $16.0 million in new certificates with terms of 3 months to 5 years. The proceeds from this promotion are being used to repay Federal Home Loan Bank advances and as liquidity to fund new loan originations.

         ASSETS. Our loan portfolio increased $885,000 from $29.3 million at September 30, 2005 to $30.2 million at March 31, 2006. The loan portfolio is beginning to grow as loan originations are beginning to increase.

         The allowance for loan losses was $206,000 at March 31, 2006 or 0.68% of loans, compared to $180,000, or 0.61% of loans at September 30, 2005. The allowance for loan losses consists of general allowance allocations made for pools of homogeneous loans and specific allowances on individual loans for which management has significant concerns regarding the borrowers' ability to repay the loans in accordance with the terms of the loans. Non-performing loans totaled $15,000 at March 31, 2006 and $47,000 at September 30, 2005,
respectively. In determining the amount of allowance for loan loss allocations needed for non-performing loans, management has considered expected future borrower cash flows and the fair value of underlying collateral.

         DEPOSITS. Total deposits increased by $16.9 million, or 51.2%, to $50.0 million at March 31, 2006 from $33.1 million at September 30, 2005. Time deposits increased $17.8 million during the same period primarily as a result of the certificate of deposit promotion conducted in the three months ended March 31, 2006.

         BORROWINGS. Federal Home Loan Bank advance balances were $11.2 million at March 31, 2006 and $16.5 million at September 30, 2005. A portion of Federal Home Loan Bank advances that were used to fund investment portfolio growth to improve net interest income were repaid during the three months ending March 31, 2006. We expect that Federal Home Loan Bank advances will continue to provide the Company with an additional funding source to meet the needs of its lending activities.

         SHAREHOLDERS' EQUITY. Total consolidated shareholders' equity for the Company decreased $161,000, or 2.17%, to $7.2 million at March 31, 2006 from $7.4 million at September 30, 2005. The decrease in equity was primarily the result of our operating loss of $179,000 for the six month period.

         CAPITAL RESOURCES. At March 31, 2006, capital at the Bank totaled $6.7 million. Management monitors the capital levels of the Bank to provide for current and future business opportunities and to meet regulatory guidelines for "well-capitalized" institutions.

         The Bank is required by the OTS to meet minimum capital adequacy requirements. The Bank's actual and required levels of capital as reported to the OTS at March 31, 2006 are as follows:

                                                                                         TO BE WELL
                                                                                     CAPITALIZED UNDER
                                                                FOR CAPITAL          PROMPT CORRECTIVE
                                           ACTUAL            ADEQUACY PURPOSES       ACTION PROVISIONS
                                     -----------------       -----------------       -----------------
                                     AMOUNT      RATIO       AMOUNT       RATIO      AMOUNT      RATIO
                                     ------      -----       ------       -----      ------      -----
                                                             (DOLLARS IN THOUSANDS)
AS OF MARCH 31, 2006
Total capital (to risk weighted
assets) .......................      $6,919      20.57%      $2,691       8.00%      $3,364      10.00%
Tier 1 (core) capital (to risk
weighted assets) ..............      $6,724      19.99%      $1,346       4.00%      $2,019       6.00%
Tier 1 (core) capital (to
adjusted total assets) ........      $6,724       9.42%      $2,856       4.00%      $3,570       5.00%

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

         In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. At March 31, 2006, Ohio Central Savings had additional borrowing capacity of $13.5 million with the Federal Home Loan Bank of Cincinnati. Additionally, Ohio Central Savings has access to the Federal Reserve Bank of Cleveland discount window for borrowing. The available line at the discount window is $14.7 million.

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

                                 March 31, 2006

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

                                 March 31, 2006

                           PART II - OTHER INFORMATION

                                   Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                OC FINANCIAL, INC.
                                (Registrant)




Date:  May 15, 2006             /S/ ROBERT W. HUGHES
                                ------------------------------------
                                Robert W. Hughes
                                Chairman, President, and Chief Executive Officer