Form 10QSB
period 2006-06-30
OC Financial Inc
filed 2006-08-14
CIK 1310273

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                                 Outstanding at August 14, 2006
Common Stock,  $0.01 Par Value                               560,198

          Transitional Small Business Disclosure Format YES [ ] NO [x]

                               OC FINANCIAL, INC.

                          Form 10-QSB Quarterly Report

                                Table of Contents

                          PART I. FINANCIAL INFORMATION

                                                                               Page Number

Item 1.  Financial Statements ........................................................   1
Item 2.  Management's Discussion and Analysis or Plan of Operation....................   8
Item 3.  Controls and Procedures......................................................  16

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings............................................................  17
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..................  17
Item 3.  Defaults Upon Senior Securities..............................................  17
Item 4.  Submission of Matters to a Vote of Security Holders..........................  17
Item 5.  Other Information............................................................  18
Item 6.  Exhibits.....................................................................  18

Signature Page  ......................................................................  19



                          PART I: FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                               OC FINANCIAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                      June 30, 2006 and September 30, 2005

                                                                            June 30,      September 30,
                                                                              2006            2005
                                                                          ------------    ------------
                                                                           (Unaudited)
ASSETS

Cash and due from financial institutions                                  $    441,584    $    565,586
Federal funds sold                                                           5,247,000       3,397,000
                                                                          ------------    ------------
    Total cash and cash equivalents                                          5,688,584       3,962,586
Securities held to maturity (fair value:
    6/30/06 - $21,076,015;
    09/30/05 - $24,235,140)                                                 22,193,477      24,714,143
Federal Home Loan Bank stock                                                   752,400         721,100
Loans, net of allowance of $225,835 at 6/30/06 and
    $179,822 at 09/30/05                                                    32,717,119      29,305,852
Premises and equipment, net                                                    682,754         691,845
Accrued interest receivable                                                    220,983         201,288
Prepaid expenses                                                               195,604         139,066
Other assets                                                                    81,249          74,807
                                                                          ------------    ------------

    Total assets                                                          $ 62,532,170    $ 59,810,687
                                                                          ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Deposits
    Savings deposits                                                      $ 11,603,446    $ 12,965,475
    Demand deposits                                                          5,245,547       5,692,718
    Money market deposits                                                    2,060,903       2,575,233
    Time deposits                                                           26,982,888      11,858,712
                                                                          ------------    ------------
        Total deposits                                                      45,892,784      33,092,138
Federal Home Loan Bank advances                                              7,200,000      16,450,000
Payments collected on loans sold                                             1,513,224       2,119,105
Accrued interest payable                                                        43,496          69,062
Drafts in process                                                              651,982         429,350
Other liabilities                                                               92,988         245,370
                                                                          ------------    ------------
    Total liabilities                                                       55,394,474      52,405,025

SHAREHOLDERS EQUITY

Preferred stock, $0.01 par value, 5,000,000 shares authorized,
    0 shares issued and outstanding                                                 --              --
Common stock, $0.01 par value;  15,000,000 shares authorized,
    560,198 shares issued and outstanding                                        5,602           5,602
Additional paid-in capital                                                   4,949,797       4,949,797
Unearned ESOP shares                                                          (429,795)       (448,150)
Retained earnings                                                            2,612,092       2,898,413
                                                                          ------------    ------------

    Total shareholders' equity                                               7,137,696       7,405,662
                                                                          ------------    ------------
    Total liabilities and shareholders' equity                            $ 62,532,170    $ 59,810,687
                                                                          ============    ============

See accompanying notes to consolidated financial statements.


                               OC FINANCIAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                For the Three Months Ended June 30, 2006 and 2005
                                   (Unaudited)

                                                     For the three   For the three
                                                      months ended    months ended
                                                        June 30,        June 30,
                                                          2006            2005
                                                      ------------    ------------
Interest income
    Loans, including fees                             $    449,175    $    370,373
    Securities and other investments                       248,800         338,684
    Federal funds sold and other                            92,758          18,312
                                                      ------------    ------------
                                                           790,733         727,369

Interest expense
    Deposits                                               367,543         147,454
    Federal Home Loan Bank advances                        124,955         218,463
                                                      ------------    ------------
                                                           492,498         365,917
                                                      ------------    ------------

Net interest income                                        298,235         361,452
Provision for loan losses                                   15,000          12,000
                                                      ------------    ------------
Net interest income after provision for
  loan losses                                              283,235         349,452

Noninterest income
    Service charges and other deposit fees                  81,921          88,175
    Gain on loan sales                                          --          (3,878)
    Gain on sale of securities                                  --           4,632
    Income from servicing of loans                          25,602          55,303
    Visa and ATM interchange income                          9,384          12,909
    Other                                                   23,009          12,039
                                                      ------------    ------------
                                                           139,916         169,180

Noninterest expense
    Compensation and benefits                              313,615         282,117
    Occupancy and equipment                                 26,018          30,031
    Depreciation and amortization                           25,663          29,718
    Computer processing expense                             30,343          23,428
    VISA and ATM expense                                     2,827          24,329
    Bank service charges                                    22,131          19,871
    Collection and loan expense                             11,067           7,251
    Advertising and promotion                               22,082          32,371
    Other insurance premiums                                 6,090           4,896
    Professional and supervisory fees                       31,659          30,311
    State franchise tax expense                             23,850          10,725
    Other                                                   70,947          55,981
                                                      ------------    ------------
                                                           586,292         551,029
                                                      ------------    ------------

Loss before income taxes                                  (163,141)        (32,397)

Income tax benefit                                         (56,239)        (11,092)
                                                      ------------    ------------

Net Loss                                              $   (106,902)   $    (21,305)
                                                      ============    ============

Net loss per share                                    $      (0.21)   $      (0.04)
                                                      ============    ============

          See accompanying notes to consolidated financial statements.


                               OC FINANCIAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                For the Nine Months Ended June 30, 2006 and 2005
                                   (Unaudited)

                                                      For the nine    For the nine
                                                      months ended    months ended
                                                        June 30,        June 30,
                                                          2006            2005
                                                      ------------    ------------
Interest income
    Loans, including fees                             $  1,262,198    $  1,071,713
    Securities and other investments                       855,918         935,562
    Federal funds sold and other                           220,540          33,881
                                                      ------------    ------------
                                                         2,338,656       2,041,156
Interest expense
    Deposits                                               879,702         427,596
    Federal Home Loan Bank advances                        470,327         631,304
                                                      ------------    ------------
                                                         1,350,029       1,058,900
                                                      ------------    ------------

Net interest income                                        988,627         987,256
Provision for loan losses                                   45,000          12,000
                                                      ------------    ------------
Net interest income after provision for
  loan losses                                              943,627         975,256

Noninterest income
    Service charges and other deposit fees                 253,303         267,616
    Gain on loan sales                                          --         106,855
    Gain on sale of securities                                  --           4,632
    Income from servicing of loans                          73,152         119,624
    Visa and ATM interchange income                         29,630          48,319
    Other                                                   53,232          54,223
                                                      ------------    ------------
                                                           409,317         601,269
Noninterest expense
    Compensation and benefits                              887,660         839,408
    Occupancy and equipment                                 83,142          86,672
    Depreciation and amortization                           84,904          88,666
    Computer processing expense                             85,416          65,253
    VISA and ATM expense                                    43,366          78,050
    Bank service charges                                    65,447          59,013
    Collection and loan expense                             23,048          23,267
    Advertising and promotion                               90,650         101,482
    Other insurance premiums                                16,253          14,357
    Professional and supervisory fees                      162,789          89,511
    State franchise tax expense                             58,350          33,150
    Other                                                  190,801         162,118
                                                      ------------    ------------
                                                         1,791,826       1,640,947
                                                      ------------    ------------

Loss before income taxes                                  (438,882)        (64,422)
Income tax benefit                                        (152,561)        (21,919)
                                                      ------------    ------------

Net Loss                                              $   (286,321)   $    (42,503)
                                                      ============    ============

Net loss per share                                    $      (0.55)   $      (0.04)
                                                      ============    ============

           See accompanying notes to consolidated financial statements


                               OC FINANCIAL, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    Nine Months ended June 30, 2006 and 2005
                                   (unaudited)

                                                                 Additional                                      Total
                                                    Common        Paid in        Retained       Unearned     Shareholders'
                                                    Stock         Capital        Earnings         ESOP          Equity
                                                 ------------   ------------   ------------   ------------   ------------
Balance at September 30, 2004                    $         10   $    274,990   $  3,479,430   $         --   $  3,754,430
Redemption of stock from Third
        Federal Savings MHC                               (10)      (274,990)      (517,000)            --       (792,000)
Issuance of common stock, net of
        Offering costs                                  5,602      5,017,310             --             --      5,022,912

Unearned ESOP Shares                                       --             --             --       (448,150)      (448,150)

Capital transfer for conversion costs                                (67,512)                                     (67,512)

Net Loss for the nine months ended
        June 30, 2005                                      --             --        (42,503)            --        (42,504)
                                                 ------------   ------------   ------------   ------------   ------------

Balance at June 30, 2005                         $      5,602   $  4,949,797   $  2,919,926       (448,150)  $  7,427,176
                                                 ============   ============   ============       ========   ============

Balance at September 30, 2005                    $      5,602   $  4,949,797   $  2,898,413   $   (448,150)  $  7,405,662

Earned ESOP Shares                                         --             --             --         18,355         18,355
Net Loss for the nine months ended
         June 30, 2006                                     --             --       (286,321)            --       (286,321)
                                                 ------------   ------------   ------------   ------------   ------------

Balance at June 30, 2006                         $      5,602   $  4,949,797   $  2,612,092   $   (429,795)  $  7,137,696
                                                 ============   ============   ============   ============   ============

See accompanying notes to consolidated financial statements.


                               OC FINANCIAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Nine Months Ended June 30, 2006 and 2005
                                   (Unaudited)

                                                                          For the nine    For the nine
                                                                          months ended    months ended
                                                                            6/30/2006       6/30/2005
                                                                          ------------    ------------
Cash flows from operating activities
    Net income (loss)                                                     $   (286,321)   $    (42,503)
    Adjustments to reconcile net income (loss) to net cash
      from operating activities
        Depreciation and amortization                                           84,904          76,221
        Provision for loan losses                                               45,000          12,000
        Deferred fee/costs amortization                                          8,108           5,127
        Earned ESOP Shares                                                      18,355              --
        Federal Home Loan Bank stock dividends                                 (31,300)        (23,500)
        Net amortization (accretion) on investment securities                  (34,670)          2,509
        Gain on mutual funds                                                        --          (2,261)
        Gain on sale of securities                                                  --          (4,632)
        Loans originated for sale                                           (1,076,905)     (2,150,907)
        Proceeds from sale of loans                                          1,076,905       2,122,063
        Net gains on sales of loans                                                 --        (106,855)
        Changes in other assets and other liabilities                         (643,872)        502,220
                                                                          ------------    ------------
Net cash provided by (used in) operating activities                           (839,796)        447,678
                                                                          ------------    ------------

Cash flows from investing activities
    Securities held to maturity
        Purchases                                                           (2,954,688)     (6,511,787)
        Maturities, calls and principal payments                             5,510,024       7,351,705
    Securities available for sale
        Purchases                                                                   --      (4,118,221)
    Net increase in loans                                                   (3,464,375)     (2,049,348)
    Premises and equipment expenditures                                        (75,813)         47,997
                                                                          ------------    ------------
           Net cash used in investing activities                              (984,852)     (5,279,653)
                                                                          ------------    ------------

Cash flows from financing activities

    Net change in deposits                                                  12,800,646           7,696
    Proceeds from Federal Home Loan Bank advances                                   --       3,545,000
    Repayment of Federal Home Loan Bank advances                            (9,250,000)     (3,545,000)
    Redemption of stock from Third Federal Savings MHC                              --        (792,000)
    Proceeds from issuance of common stock, net of offering costs                   --       5,022,912
    Cash provided to ESOP for purchase of shares                                    --        (448,150)
                                                                          ------------    ------------
             Net cash provided by financing activities                       3,550,646       3,790,458
                                                                          ------------    ------------

Net change in cash and cash equivalents                                      1,725,998        (432,586)
Cash and cash equivalents at beginning of period                             3,962,586       4,485,049
                                                                          ------------    ------------

Cash and cash equivalents at end of period                                $  5,688,584    $  4,052,463
                                                                          ============    ============

Supplemental disclosures of cash flow information
    Cash paid during the nine months for:
        Interest                                                          $  1,350,029    $    692,983
        Income taxes                                                                --              --
Noncash - transfer of credit card portfolio to held for sale                        --    $    624,389

           See accompanying notes to consolidated financial statements

                               OC FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

Note 1 - Principles of Consolidation and Basis of Presentation

The consolidated financial statements include OC Financial, Inc. (the "Company"), Ohio Central Savings (the "Bank") and its wholly-owned subsidiary, AUTOARM, LLC, together referred to as "the Corporation." Intercompany transactions and balances are eliminated in the consolidation.

The Company was formed to serve as the stock holding company for the Bank as part of the Bank's conversion and reorganization from a mutual holding company structure. On March 31, 2005, the Bank completed its conversion and reorganization, and the Company issued stock to the public to complete its offering. Prior to the consummation of the reorganization, the Company had no assets or liabilities. Accordingly, the Company's financial statements consist of only the Bank for the periods prior to March 31, 2005. For a further discussion of the Company's formation, see the Company's Registration Statement on Form SB-2, as amended, declared effective by the Securities and Exchange Commission on February 11, 2005 (File Number 333-121411).

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006. The Company's consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2005 should be read in conjunction with these statements. The Bank operates in one business segment, banking.

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

Note 2 - Adoption of Plan of Conversion and Reorganization

On December 14, 2004, the Board of Directors of the Bank adopted a plan of conversion and reorganization pursuant to which the Bank reorganized from a mutual holding company structure and became a wholly-owned subsidiary of the Company which sold its common stock to eligible depositors of the Bank in a subscription offering. The offering closed on March 31, 2005 with net proceeds of $5.0 million received on the sale of 560,198 common shares. The net proceeds were used for general corporate purposes, including the purchase of mortgage-backed securities and the funding of new loans. The Company also provided $448,000 to the newly-established employee stock ownership plan, as discussed in Note 3.

Note 3 - Employee Stock Ownership Plan

In connection with the stock offering, the Bank established an Employee Stock Ownership Plan ("ESOP") for the benefit of its employees. The Company issued 44,815 shares of common stock to the ESOP in exchange for a 20-year note in the amount of $448,150. The interest rate is Prime floating, with annual principal and interest payments due on the last business day of December which began in 2005 and will end in 2024. The loan for the ESOP purchase was obtained from the Company.

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

 Note 4 - Net Loss Per Share

Net Loss per share for the three months and the nine months ended June 30, 2006 were $(0.21) and $(0.55), respectively. Common shares outstanding for purposes of the earnings per share calculation were as follows for the three months and the nine months ended June 30, 2006:

                                                 Three Months      Nine Months
                                                     Ended            Ended
                                                 June 30, 2006    June 30, 2006
                                                 -------------    -------------
    Average shares outstanding                         560,198          560,198
    Average unearned ESOP shares                       (42,980)         (43,592)
                                                 -------------    -------------
    Weighted average common shares outstanding,
      basic and diluted                                517,218          516,606
                                                 =============    =============

The Company had no potentially dilutive securities as of June 30, 2006. On April 19, 2006 the Company's shareholders approved the 2006 Stock Incentive Plan pursuant to which the Company may grant stock options and award shares of restricted stock to directors, officers and employees. As of August 14, 2006, no options or shares of restricted stock had been granted.

                               OC FINANCIAL, INC.

ITEM 2 - Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

         When used in this filing and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases, "anticipate," "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "projected," or similar expressions are intended to identify, "forward looking statements." Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area, changes in the position of banking regulators on the adequacy of our allowance for loan losses, and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

         The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investing activities, and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

         The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

General

         On March 31, 2005, the Bank became the wholly owned subsidiary of the Company after completing a conversion and reorganization from the mutual form of organization and a divestiture from Third Federal Savings and Loan Association of Cleveland, MHC ("Third Federal").

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

         The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as special mention, substandard, or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors. Management relies on observable data from internal and external sources to evaluate each of these factors, adjust assumptions and recognize changing conditions to reduce differences between estimated and actual observed losses from period to period. The evaluation of the allowance also takes into consideration the inherent imprecision of loss estimation models and techniques and includes general reserves for probable but undetected losses in categories of loans. While the Company continually refines and enhances the loss estimation models and techniques it uses to determine the appropriateness of the allowance for loan losses, there have been no material substantive changes to such models and techniques compared to prior periods. The portfolio consists primarily of smaller balance homogeneous loans; therefore, impaired loans are analyzed primarily on a pooled basis for purposes of establishing the allowance for loan losses.

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

Business Strategy

         Prior to our three and one-half year affiliation with Third Federal, the Bank was a full service community-based savings institution generating a wide variety of loans for our customers. Beginning in 2001, as a result of our affiliation with Third Federal, and as part of our strategic plan, our potential mortgage loan customers were referred to Third Federal. We also increased our automobile lending program as part of the alliance through marketing efforts with Third Federal. During our affiliation with Third Federal, we originated $117.0 million in automobile loans, 80% of which were sold to Third Federal. Also during our three-year affiliation, our mortgage portfolio declined by $11.3 million or about 63.1% from $17.9 million to $6.6 million. Following our separation from Third Federal in 2005, we reinitiated our mortgage lending activity within our market areas and retained automobile loans in our portfolio. We anticipate the increased lending activity will result in higher levels of earnings, but there can be no guarantee that we will be able to accomplish this objective. We plan to retain both originated mortgage and consumer loans in our portfolio, subject to our interest rate risk and liquidity management needs, in order to improve our earnings.

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

         We have also continued to pursue our automobile loan origination and servicing business offered to other financial institutions through our AutoARM(R) subsidiary. This subsidiary was formed in August 2003 and is a third party originator and servicer of direct automobile loans for other financial institutions. AutoARM(R) is a program designed by Ohio Central Savings to offer automobile lending services to other financial institutions in a manner similar to the method that was developed to be used with Third Federal. Loans originated and funded by AutoARM(R) will not generate a gain on sale to the other institutions but will generate servicing income for us. We had not actively marketed AutoARM's(R) services until late 2004, as we were building the operational systems to support its operations. During the quarter ended June 30, 2006, we entered into three new agreements with AutoARM(R) partners to originate and service auto loans, bringing the total number of institutions in the program to fourteen. We anticipate that the number of AutoARM(R) customers will increase through our continued marketing efforts, but we cannot guarantee continued growth of the program.

Comparison of Results of Operation for the Three Months Ended June 30, 2006 and 2005

         General. Our net loss for the three months ended June 30, 2006 was ($106,902) compared to our net loss of ($21,305) for the three months ended June 30, 2005.

         A number of factors contributed to the increase in net loss, including decreased fee income, decreased loan sale gains, and increased operating expenses, coupled with a decrease in net interest income. Within our own portfolio, we continued replacement of lower interest rate loans with higher interest rate loans as market rates have increased over the three month period ended June 30, 2006.

         Interest Income. Interest income increased to $791,000 for the three months ended June 30, 2006 from $727,000 for the three months ended June 30, 2005. The primary reason for the increase in interest income was an increase in loan income of $79,000 coupled with a small decrease in securities and fed funds income of $15,000. The increase in loan income was primarily due to a net increase in the balance of our loan portfolio of $4.5 million from June 30, 2005 to June 30, 2006. As we intend to increase our emphasis on residential mortgage lending, this trend of increasing interest-earning assets should continue. The weighted average yield on loans increased from 5.42% for the three months ended June 30, 2005 to 5.72% for the three months ended June 30, 2006. The weighted average yield on securities decreased from 4.56% for the three months ended June 30, 2005 to 4.01% for the three months ended June 30, 2006. Total average interest earning assets increased $5.8 million from the three months ended June 30, 2005 to the three months ended June 30, 2006, and the weighted average yield on interest earning assets remained constant at 4.86%.

         During the quarter ended June 30, 2006, an adjustment to interest on investment securities was made to correct an over accrual in interest income on a security held by Ohio Central Savings. The adjustment goes back to January, 2006 and was an offset to interest income of $30,000. Without the adjustment, the yield on securities would have been 4.67% and the weighted average yield on interest earning assets would have been 5.11%.

         Interest Expense. Interest expense increased $126,000 to $492,000 for the three months ended June 30, 2006 from $366,000 for the three months ended June 30, 2005. The increase in interest expense was attributed to an increase in the cost of deposits as a result of the increase in short-term market interest rates during 2005 and 2006. In addition, our deposit base has increased $13.2 million from June 30, 2005 to June 30, 2006 attributed primarily to a certificate of deposit promotion during January and February, 2006. Interest expense on deposits increased $221,000 to $368,000 for the quarter ending June 30, 2006 from $147,000 for the quarter ended June 30, 2005. The average cost of deposits increased 128 basis points to 3.07% for the quarter ended June 30, 2006 from 1.79% for the quarter ended June 30, 2005.

         As interest rates stabilize or increase, we expect our interest expense will increase as our cost of interest bearing liabilities will increase through higher rates on existing deposits and on new deposits. Our average weighted cost of funds was 3.46% for the three months ended June 30, 2006 compared to 2.88% for the three months ended June 30, 2005.

         Net Interest Income. Net interest income decreased $63,000 to $298,000 for the three months ended June 30, 2006 from $361,000 for the three months ended June 30, 2005. The decrease in net interest income was primarily the result of the overall increase in cost of funds tied to the continued rising interest rate environment. Our net interest margin has declined to 1.83% for the three months ended June 30, 2006 compared to 2.42% for the three months ended June 30, 2005.

         As was previously mentioned, during the quarter ended June 30, 2006, an adjustment to interest on investment securities was made to correct an over accrual in interest income on a security held by Ohio Central Savings. The adjustment goes back to January, 2006 and was an offset to interest income of $40,000. Without the adjustment, the net interest margin would have been 2.08% for the three months ended June 30, 2006.

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

         Based on management's evaluation of the above factors, a provision was made for the three months ended June 30, 2006 in the amount of $15,000 compared to $12,000 for the three months ended June 30, 2005. The increase in provision for loan losses was primarily attributable to increased loan levels as discussed above. The amount of general allowance allocations made for smaller balance homogeneous loans has remained constant during the three months ended June 30, 2006, primarily resulting from the performance of the portfolio, actual losses and recoveries. Loan charge-offs were $200 for the three months ended June 30, 2006, down from $2,000 for the three months ended June 30, 2005. Recoveries were $5,100 for the three months ended June 30, 2006, compared to $700 for the three month period ended June 30, 2005.

         While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, our regulator, the Office of Thrift Supervision ("OTS"), as an integral part of their examination process, periodically reviews the allowance for loan losses and may require us to recognize additional provisions based on its judgment of information available at the time of the examination. The allowance for loan losses as of June 30, 2006 was maintained at a level that represents management's best estimate of probable incurred losses in the loan portfolio.

         Non-Interest Income. Non-interest income decreased $29,000 to $140,000 for the three months ended June 30, 2006 from $169,000 for the three months ended June 30, 2005. The overall decrease in non-interest income was primarily due to reduced loan servicing income attributed in large part to the severing of our relationship with Third Federal in 2005.

         Non-Interest Expense. Non-interest expenses of $586,000 for the quarter ended June 30, 2006 were $35,000 higher than the same period in 2005. The increase was primarily due to an increase in compensation of $31,000 from the comparable period in 2005.

         Income Tax Expense. Income tax benefit for the three months ended June 30, 2006 was $56,000. For the three months ended June 30, 2005, Ohio Central incurred an income tax benefit of $11,000. The tax benefit for the quarters ended June 30, 2006 and June 30, 2005 were attributed to our pre-tax losses.

Comparison of Results of Operation for the Nine Months Ended June 30, 2006 and 2005

         General. Our net loss for the nine months ended June 30, 2006 was ($286,321) compared to net loss of ($42,503) for the nine months ended June 30, 2005.

         A number of factors contributed to the increase in net loss, including decreased fee income, decreased loan sale gains, and increased operating expenses, along with the decrease in net interest income. Within our own portfolio, we continued replacement of lower interest rate loans with higher interest rate loans over the nine month period ended June 30, 2006.

         Interest Income. Interest income increased to $2.3 million for the nine months ended June 30, 2006 from $2.0 million for the nine months ended June 30, 2005. The primary reasons for the increase in interest income were increases of $190,000 in loan income and $187,000 in interest on Fed Funds.

The increase in loan income was primarily due to a net increase in the balance of our loan portfolio of $4.5 million from June 30, 2005 to June 30, 2006. As we intend to increase our emphasis on residential mortgage lending, this trend of increasing interest-earning assets should continue. The weighted average yield on loans increased from 5.36% for the nine months ended June 30, 2005 to 5.54% for the nine months ended June 30, 2006. The increase in income on Fed Funds was attributed to an increase in our Fed Funds balance of $3.1 million from June 30, 2005 to June 30, 2006 along with an increase in Fed Funds rates of 200 basis points from June 30, 2005 to June 30, 2006. The weighted average yield on securities increased from 4.28% for the nine months ended June 30, 2005 to 4.49% for the nine months ended June 30, 2006. Total average interest earning assets increased $6.9 million from the nine months ended June 30, 2005 to the nine months ended June 30, 2006, and the weighted average yield on interest earning assets increased 27 basis points from 4.67% to 4.94% during the same period.

         Interest Expense. Interest expense increased $291,000 to $1.4 million for the nine months ended June 30, 2006 from $1.0 million for the nine months ended June 30, 2005. The increase in interest expense was attributed to an increase in the cost of deposits as a result of the increase in short-term market interest rates during 2005 and 2006. In addition, deposits increased $13.2 million from June 30, 2005 to June 30, 2006 attributed primarily to a certificate of deposit promotion in January and February, 2006. Interest expense on deposits increased $452,000 to $880,000 for the nine months ended June 30, 2006 from $428,000 for the nine months ended June 30, 2005. The average cost of deposits increased 101 basis points to 2.74% for the nine months ended June 30, 2006 from 1.73% for the nine months ended June 30, 2005.

         As interest rates stabilize or increase, we expect our interest expense will increase as our cost of interest bearing liabilities will increase through higher rates on existing deposits and on new deposits. Our average weighted cost of funds was 3.29% for the nine months ended June 30, 2006 compared to 2.75% for the nine months ended June 30, 2005.

         Net Interest Income. Overall, net interest income remained fairly constant for the nine months ended June 30, 2006 from June 30, 2005 with only a $1,400 increase to $989,000. Our net interest margin however has declined to 2.09% for the nine months ended June 30, 2006 compared to 2.25% for the nine months ended June 30, 2005.

         Provision for Loan Losses. The Company establishes provisions for loan losses, which are charged to operations, at a level required to reflect probable and estimable credit losses in the loan portfolio. Based on management's evaluation of the factors previously discussed, a provision was made for the nine months ended June 30, 2006 in the amount of $45,000 compared to $12,000 for the nine months ended June 30, 2005. The increase in provision for loan losses was primarily attributable to increased loan levels as discussed above. The amount of general allowance allocations made for smaller balance homogeneous loans has remained constant during the nine months ended June 30, 2006 primarily resulting from the performance of the portfolio, actual losses and recoveries. Loan charge-offs were $13,000 for the nine months ended June 30, 2006, down from $65,000 for the nine months ended June 30, 2005. Recoveries were $14,000 for the nine months ended June 30, 2006, compared to $3,000 for the nine month period ended June 30, 2005.

         While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, the OTS, as an integral part of its examination process, periodically reviews the allowance for loan losses and may require us to recognize additional provisions based on its judgment of information available at the time of the examination. The allowance for loan losses as of June 30, 2006 was maintained at a level that represents management's best estimate of probable incurred losses in the loan portfolio.

         Non-Interest Income. Non-interest income decreased $192,000 to $409,000 for the nine months ended June 30, 2006 from $601,000 for the nine months ended June 30, 2005. The overall decrease in non-interest income was primarily due to reduced gains on the sale of loans attributed to the severing of our relationship with Third Federal in 2005 coupled with reduced earnings on the servicing of loans. In addition, our VISA and ATM interchange income has seen a decrease as a result of the sale of our VISA portfolio in February, 2005.

         Non-Interest Expense. Non-interest expenses of $1.8 million for the nine months ended June 30, 2006 were $151,000 higher than the same period in 2005. The increase was primarily due to an increase in professional fees of $73,000 from the comparable period in 2005 along with an increase in compensation and benefits of $48,000 for the same period. The increase in professional fees was attributed to legal and accounting costs associated with increased regulatory and financial reporting as a result of our becoming a public company.

         Income Tax Benefit. Income tax benefit for the nine months ended June 30, 2006 was $153,000. For the nine months ended June 30, 2005, Ohio Central realized a tax benefit of $22,000. The tax benefits during the nine months ended June 30, 2006 and June 30, 2005 were attributed to our pre-tax losses.

Changes in Financial Condition From September 30, 2005 to June 30, 2006.

         General. Total assets increased by $2.7 million, or 4.6%, to $62.5 million at June 30, 2006 from $59.8 million at September 30, 2005. The increase was attributed primarily to funds obtained through a certificate of deposit promotion conducted during the months of January and February, 2006. As a result of this promotion, we raised $16.0 million in new certificates with terms of 3 months to 5 years. The proceeds from this promotion are being used to repay Federal Home Loan Bank advances and as liquidity to fund new loan originations.

         Assets. Our loan portfolio increased $3.4 million from $29.3 million at September 30, 2005 to $32.7 million at June 30, 2006. The loan portfolio is beginning to grow as loan originations continue to increase.

         The allowance for loan losses was $226,000 at June 30, 2006 or 0.69% of loans, compared to $180,000, or 0.61% of loans at September 30, 2005. The allowance for loan losses consists of general allowance allocations made for pools of homogeneous loans and specific allowances on individual loans for which management has significant concerns regarding the borrowers' ability to repay the loans in accordance with the terms of the loans. Non-performing loans totaled $127,000 at June 30, 2006 and $47,000 at September 30, 2005,
respectively. In determining the amount of allowance for loan loss allocations needed for non-performing loans, management has considered expected future borrower cash flows and the fair value of underlying collateral.

         Deposits. Total deposits increased by $12.8 million, or 38.7%, to $45.9 million at June 30, 2006 from $33.1 million at September 30, 2005. Time deposits increased $15.1 million during the same period primarily as a result of the certificate of deposit promotion conducted in January and February, 2006.

         Borrowings. Federal Home Loan Bank advance balances were $7.2 million at June 30, 2006 and $16.5 million at September 30, 2005. A portion of Federal Home Loan Bank advances that were used to fund investment portfolio growth to improve net interest income were repaid during the three months ended June 30, 2006. We expect that Federal Home Loan Bank advances will continue to provide the Company with an additional funding source to meet the needs of its lending activities.

         Shareholders' Equity. Total consolidated shareholders' equity for the Company decreased $268,000, or 3.6%, to $7.1 million at June 30, 2006 from $7.4 million at September 30, 2005. The decrease in equity was primarily the result of our operating loss of $286,000 for the nine month period ended June 30, 2006.

         Capital Resources. At June 30, 2006, capital at the Bank totaled $6.7 million. Management monitors the capital levels of the Bank to provide for current and future business opportunities and to meet regulatory guidelines for "well-capitalized" institutions.

         The Bank is required by the OTS to meet minimum capital adequacy requirements. The Bank's actual and required levels of capital as reported to the OTS at June 30, 2006 were as follows:


                                                                                                           To Be Well Capitalized
                                                                                                                Under Prompt
                                                                                   For Capital                Corrective Action
                                                       Actual                   Adequacy Purposes                Provisions
                                              -------------------------     -------------------------     -------------------------
                                                Amount          Ratio         Amount          Ratio         Amount          Ratio
                                              ----------     ----------     ----------     ----------     ----------     ----------
                                                                              (Dollars in thousands)
As of June 30, 2006

Total capital (to risk weighted
assets) ....................................  $    6,845          20.25%    $    2,704           8.00%    $    3,380      10.00%
Tier 1 (core) capital (to risk weighted
assets) ....................................  $    6,633          19.62%    $    1,352           4.00%    $    2,028       6.00%
Tier 1 (core) capital (to adjusted total
assets) ....................................  $    6,633          10.53%    $    2,517           4.00%    $    3,147       5.00%

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

         In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. At June 30, 2006, Ohio Central Savings had additional borrowing capacity of $19.4 million with the Federal Home Loan Bank of Cincinnati. Additionally, Ohio Central Savings has access to the Federal Reserve Bank of Cleveland discount window for borrowing. The available line at the discount window is $15.9 million.

ITEM 3 - Controls and Procedures

         An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2006. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

         No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) or 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                               OC FINANCIAL, INC.

                                   FORM 10-QSB

                                  June 30, 2006

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

The annual meeting of the stockholders of OC Financial, Inc. (the "Company"), was held on April 19, 2006. There were present at the meeting, in person, holders of 560,198 shares of Company common stock, constituting a quorum.

Matters Submitted:
-----------------

                                                             Results of Stockholder Vote
                                                             ---------------------------

                                                                                      Abstention
                                                                                      and Broker
                                                      For      Against    Withheld     Non-Votes
                                                   -----------------------------------------------
1)   Election of the following directors for
     terms expiring at the 2009 Annual Meeting
     of the stockholders, and until their
     successors are duly elected and qualified:

                Nils C. Muladore                     469,548        N/A      18,195          N/A
                Michael B. Bowman                    469,548        N/A      18,195          N/A

2)   The stockholders of the Company approved
     the 2006 OC Financial, Inc. Stock-Based
     Incentive Plan by a vote of:                    253,443     21,075         N/A        8,575

3)   The stockholders of the Company ratified
     the appointment of Beard Miller Company LLP
     as the auditors of the Company for the
     fiscal year ending September 30, 2006 by a
     vote of:                                        265,643     17,400         N/A           50

Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits
         --------

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

                                  June 30, 2006

                           PART II - OTHER INFORMATION

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                OC FINANCIAL, INC.
                                (Registrant)

Date:  August 14, 2006          /s/ ROBERT W. HUGHES
                                ------------------------------------------------
                                Robert W. Hughes
                                Chairman, President, and Chief Executive Officer