Form 10KSB
period 2006-09-30
OC Financial Inc
filed 2006-12-28
CIK 1310273

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission File Number: 000-51209

                               OC FINANCIAL, INC.
                 (Name of Small Business Issuer in its Charter)

                  MARYLAND                               20-2111183
       (State or Other Jurisdiction of                (I.R.S. Employer
        Incorporation or Organization)             Identification Number)

       6033 PERIMETER DRIVE, DUBLIN, OHIO                     43017
     (Address of Principal Executive Office)               (Zip Code)

                                 (800) 678-6228
                 (Issuer's Telephone Number including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE

           Securities Registered Pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of Class)

     Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act [_]

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days.
YES  X    NO   .
    ---     ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES       NO X .
    ---     ---

     The Registrant's revenues for the fiscal year ended September 30, 2006 were $3,690,028.

     As of December 15, 2006, there were 560,198 shares issued and outstanding of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of December 1, 2006 was $3.8 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

1.   Portions of Annual Report to Stockholders (Part II)

2.   Proxy Statement for the 2007 Annual Meeting of Stockholders (Part III)

     Transitional Small Business Disclosure Format (Check One):
     YES     NO  X
         ---    ---

                               OC FINANCIAL, INC.

                                   FORM 10-KSB

INDEX

                                                                            PAGE
                                                                            ----

PART I

         ITEM 1.    Description of Business                                   3

         ITEM 2.    Description of Property                                  32

         ITEM 3.    Legal Proceedings                                        33

         ITEM 4.    Submission of Matters to a Vote of Security Holders      33

PART II

         ITEM 5.    Market for Common Equity, Related Stockholder Matters
                    and Small Business Issuer Purchases of Equity
                    Securities                                               33

         ITEM 6.    Management's Discussion and Analysis or Plan of
                    Operation                                                34

         ITEM 7.    Financial Statements                                     34

         ITEM 8.    Change In and Disagreements With Accountants on
                    Accounting and Financial Disclosure                      34

         ITEM 8A.   Controls and Procedures                                  34

         ITEM 8B.   Other Information                                        34

PART III

         ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
                    Exchange                                                 34

         ITEM 10.   Executive Compensation                                   35

         ITEM 11.   Security Ownership of Certain Beneficial Owners and
                    Management and Related Stockholder Matters               35

         ITEM 12.   Certain Relationships and Related Transactions           35

         ITEM 13.   Exhibits                                                 35

         ITEM 14.   Principal Accountant Fees and Services                   35

         Signatures                                                          36

PART I

ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------

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

OC FINANCIAL, INC.

     OC Financial, Inc. is the stock holding company for Ohio Central Savings. OC Financial, Inc. is chartered under Maryland law and currently owns 100% of the common stock of Ohio Central Savings. At September 30, 2006, OC Financial, Inc. had $66.9 million in consolidated assets, total net loans of $36.7 million and total deposits of $46.7 million. The executive office of OC Financial, Inc. is located at 6033 Perimeter Drive, Dublin, Ohio 43017, and its telephone number is (800) 678-6228. OC Financial, Inc. is subject to comprehensive regulation and examination by the Office of Thrift Supervision.

OHIO CENTRAL SAVINGS

     Ohio Central Savings is a federally chartered savings association headquartered in Dublin, Ohio. Ohio Central Savings is a full-service, community-oriented savings institution. We provide financial services to individuals, families and businesses through our two full-service banking offices, located in Dublin and Cleveland, Ohio. Ohio Central Savings was originally organized in 1949 as an Ohio-chartered credit union. As a credit union, Ohio Central Savings could only serve customers that were members of its field of membership group, which consisted of employees of about 200 various employers located in the State of Ohio. Ohio Central Savings converted to a federal mutual savings association in 1998 and as a result can serve any member of the public. Ohio Central Savings reorganized into the mutual holding company structure in September 2001 by becoming a wholly-owned subsidiary of TFS Financial Corporation which is a wholly-owned subsidiary of Third Federal Savings and Loan Association of Cleveland, MHC, a mutual holding company ("Third Federal"). On March 31, 2005, Ohio Central Savings divested itself from TFS Financial Corporation and reorganized into a wholly-owned subsidiary of OC Financial, Inc. The executive office of Ohio Central Savings is located at 6033 Perimeter Drive, Dublin, Ohio 43017, and its telephone number is (800) 678-6228.

GENERAL

     Ohio Central Savings' business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in new and used automobile loans, as well as one- to four-family residential mortgage loans and in agency securities and mortgage-backed securities. We also make, to a much lesser extent, other consumer loans, commercial real estate loans and commercial business loans. In 2003, we also organized AUTOARM, LLC ("AutoARM") as a wholly-owned subsidiary to underwrite, fund and/or service automobile loans for other institutions. We currently have fourteen institutions as clients and continue to actively market AutoARM's services to institutions in various states. We design our service delivery channels to suit the needs of our customers, with an emphasis on delivering services electronically and on-demand at our customers' convenience.

     We continue to serve the customers and businesses that were affiliated with us when the institution was a credit union. Many of the businesses continue to provide us with payroll deposit and direct deposit from their employees. They also continue to distribute information about accounts and services offered by us and encourage participation from their employees. During our affiliation with Third Federal, a major part of our business was originating, selling and servicing automobile loans for Third Federal. The servicing of existing loans that we sold to Third Federal will continue until all the loans in the portfolio are repaid.

     We seek to distinguish ourselves through proactive customer service. We identify and meet customer needs in a professional manner through market research, continuing education of our employees, systems-based internal coordination and performance-tracking.

MARKET AREA

     At September 30, 2006, we had a full-service banking office located in each of Dublin and Cleveland Heights, Ohio. Our primary market for deposits is currently concentrated around the areas where our full-service banking offices are located. Our primary lending area consists of the counties where our two offices are located and the counties contiguous to such counties. We have less than a 1% loan and deposit share in our market area. We have about 46.27% of our loans based in Franklin County and about 11.34% of our loans based in Cuyahoga County and we have about 39.59% of our deposits in Franklin County and 30.86% of our deposits based in Cuyahoga County.

     Dublin is located in the Columbus, Ohio metropolitan area. Columbus is located in Franklin County. The county has a diversified economy, employment base and population base. The unemployment rate was 4.5% as of September 30, 2006, as compared to 4.6% in the United States as a whole during the same period. Dublin is an upscale suburb of Columbus located on the northwest side with active residential and commercial development. Our office is located just off Interstate 270, the Columbus outer beltway. The office is easily accessible from the Columbus metropolitan area with travel time to the city center of less than 20 minutes. Two of the largest employers in Franklin County are the State of Ohio and The Ohio State University, each based in Columbus. Franklin County is also home to several major medical centers.

     The Cleveland office is located in the suburb of Cleveland Heights, Ohio. The office is located in Cuyahoga County. The county had an unemployment rate of 5.3% as of September 30, 2006, with the State of Ohio having an unemployment rate of 5.0% during the same period. The area consists mainly of the campus of Case Western Reserve University and the Cleveland Clinic as well as several museums and the Cleveland Playhouse. The area is fairly congested and is not easily accessible for much of the Cleveland metropolitan area as it is not near a major highway. Cuyahoga County is home to two large automobile manufacturers in addition to the university.

     We have maintained relationships with the employer organizations that we served as a credit union. These employers still provide us with payroll deduction from their employees, and opportunities to solicit business from their employees and to continue to offer our programs and products to their employees. In Cleveland, these businesses are located close to our office. In Columbus, the businesses are more evenly distributed around the metropolitan area. Ohio Central Savings has continued to tailor its operations to ensure exceptional service to these sponsor organizations including establishing hours and operations to meet their specific needs.

LENDING ACTIVITIES

     GENERAL. We primarily originate new and used automobile loans. While we have originated a limited amount of one- to four-family residential mortgage loans in the past two years, we plan to continue to originate more one- to four-family residential mortgage loans, including home equity loans, in the future. In addition, we originate commercial real estate, commercial business loans and consumer loans.

     As of September 30, 2006, $21.6 million, or 58.27%, of our total gross loan portfolio consisted of new and used automobile loans, $14.0 million, or 37.9%, of our total loan portfolio consisted of one- to four-family residential real estate loans (most of which were originated prior to our affiliation with Third Federal in 2001).

Home equity loans constituted $510,000 or 1.4% of our gross loan portfolio. Commercial real estate loans and commercial business loans constituted $838,000 or 2.3% of our total gross loan portfolio.

     At September 30, 2006, the maximum amount which we could have loaned to any one borrower and the borrower's related entities under applicable regulations generally was just below $1 million. Our five largest lending relationships at September 30, 2006 were as follows: (1) a $777,000 total loan relationship secured by first mortgages on fourteen one-to-four-family dwelling units purchased for investment purposes, (2) $748,000 in loans secured by a first and bridge mortgage on one-to-four family dwelling units, (3) a $741,000 loan secured by a first and second mortgage on a one- to four-family dwelling, (4) $597,000 in loans secured by first mortgages on four investor property units, and (5) a $489,000 loan secured by a first mortgage on a one-to-four family residence..

     LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of our loan portfolio (including loans held for sale) by type of loan as of the dates indicated.

                                                      AT SEPTEMBER 30,
                                           -------------------------------------
                                                 2006                2005
                                           -----------------   -----------------
                                            AMOUNT   PERCENT    AMOUNT   PERCENT
                                           -------   -------   -------   -------
                                                  (DOLLARS IN THOUSANDS)
RESIDENTIAL REAL ESTATE LOANS
-----------------------------
One- to four-family.....................   $14,007     37.85%  $ 9,240    31.36%
Home equity.............................       510      1.38       647     2.20
One- to four-family construction........        --        --        --       --
                                           -------    ------   -------   ------
   Total real estate loans..............    14,517     39.23     9,887    33.56
                                           -------    ------   -------   ------
OTHER LOANS
-----------
Automobile (1)..........................    21,561     58.27    18,788    63.76
Other consumer..........................        86      0.23        87     0.29
                                           -------    ------   -------   ------
   Total consumer loans.................    21,647     58.50    18,875    64.05
                                           -------    ------   -------   ------
Commercial real estate..................       823      2.22       620     2.10
Commercial business.....................        15      0.05        85     0.29
                                           -------    ------   -------   ------
   Total loans..........................    37,002    100.00%   29,467   100.00%
                                                      ======             ======
Net deferred fees, costs and premiums...         3                  19
Allowance for loan losses...............      (241)               (180)
                                           -------             -------
   Total loans, net.....................   $36,764             $29,306
                                           =======             =======

----------
(1) At September 30, 2006 there were $56,102 of loans held for sale. There were no loans held for sale as of September 30, 2005.

     LOAN PORTFOLIO MATURITIES AND YIELDS. The following table summarizes the scheduled maturities of our loan portfolio at September 30, 2006. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. No effect is given to amortization or prepayments.

                            ONE- TO FOUR-FAMILY      HOME EQUITY         AUTOMOBILE(2)      OTHER CONSUMER
                            -------------------   -----------------   ------------------   -----------------
                                       WEIGHTED            WEIGHTED             WEIGHTED            WEIGHTED
                                        AVERAGE             AVERAGE              AVERAGE             AVERAGE
                             AMOUNT      RATE     AMOUNT     RATE      AMOUNT     RATE     AMOUNT     RATE
                            -------   ---------   ------   --------   -------   --------   ------   --------
                                                           (DOLLARS IN THOUSANDS)
Due During the Years
Ending September 30,
--------------------
2007(1)..................   $    --       --%      $  5      8.00%    $   364      4.40%     $10     13.10%
2008 to 2011.............       250     5.23         80      8.50      19,504      5.12       76     10.88
2012 and beyond..........    13,757     6.31        425      8.63       1,693      6.31       --        --
                            -------                ----               -------                ---
   Total.................   $14,007     6.29%      $510      8.61%    $21,561      5.20%     $86     11.17%
                            =======                ====               =======                ===

----------
(1) Includes demand loans, loans having no stated repayment schedule or maturity, and overdraft loans.
(2) Includes loans held for sale.

                                COMMERCIAL
                               REAL ESTATE      COMMERCIAL BUSINESS         TOTAL
                            -----------------   -------------------   ------------------
                                     WEIGHTED             WEIGHTED              WEIGHTED
                                      AVERAGE              AVERAGE               AVERAGE
                            AMOUNT     RATE      AMOUNT     RATE       AMOUNT     RATE
                            ------   --------   -------   ---------   -------   --------
                                              (DOLLARS IN THOUSANDS)
Due During the Years
Ending September 30,
--------------------
2007 (1).................    $ --        --%       $--        --%     $   379     4.68%
2008 to 2011.............      23      4.50         --        --       19,933     5.15
2012 and beyond..........     800      7.77         15      7.00       16,690     6.44
                             ----                  ---                -------
   Total.................    $823      7.68%       $15      7.00%     $37,002     5.73%
                             ====                  ===                =======

----------
(1) Includes demand loans, loans having no stated repayment schedule or maturity, and overdraft loans.
(2)  Includes loans held for sale in the amount of $0.

     LOAN REPRICING. The following schedule illustrates the interest rate sensitivity of Ohio Central Savings' loan portfolio (including loans available for sale) at September 30, 2006. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the loan reprices. The schedule does not include scheduled payments or potential prepayments.

                                                    REAL ESTATE
                                  -----------------------------------------
                                  ONE- TO FOUR-    COMMERCIAL                              COMMERCIAL    OTHER
               DUE                   FAMILY       REAL ESTATE   HOME EQUITY   AUTOMOBILE    BUSINESS    CONSUMER    TOTAL
-------------------------------   -------------   -----------   -----------   ----------   ----------   --------   -------
                                                                      (IN THOUSANDS)
Within 1 year..................      $    --          $823          $499        $   364       $15          $10     $ 1,711
After 1 year through 5 years...        3,820            --            11         19,504        --           76      23,411
Over 5 years...................       10,187            --            --          1,693        --           --      11,880
                                     -------          ----          ----        -------       ---          ---     -------
Total..........................      $14,007          $823          $510        $21,561       $15          $86     $37,002
                                     =======          ====          ====        =======       ===          ===     =======

----------

     The following table shows the composition of Ohio Central Savings' loan portfolio by fixed- and adjustable-rate at the dates indicated for loans with maturity dates beyond one year.

                                         AT SEPTEMBER 30, 2006
                                        ----------------------
                                           AMOUNT   PERCENT
                                          -------   -------
                                        (DOLLARS IN THOUSANDS)
     FIXED-RATE LOANS

     Real Estate
     -----------
     One- to four-family.............     $10,448     28.53%
     Home equity loans...............          11      0.03%
                                          -------    ------
        Total residential loans            10,459     28.56%

    Other loans
    -----------
     Automobile loans................      21,197     57.88%
     Commercial business.............         313      0.85%
     Other consumer loans............          76      0.21%
                                          -------    ------
           Total consumer loans......      21,586     58.94%
                                          -------    ------
        Total fixed-rate loans.......      32,045     87.50%
                                          -------    ------
     ADJUSTABLE-RATE LOANS

     Real Estate
     -----------
     One- to four-family.............       3,559      9.72%
     Home equity loans...............         494      1.35%
                                          -------    ------
        Total real estate loans......       4,053     11.07%
                                          -------    ------

     Other Loans
     -----------
     Commercial business.............          15      0.04%
     Commercial real estate..........         510      1.39%
     Consumer........................          --      0.00%
                                          -------    ------
        Total other loans............         525      1.43%
                                          -------    ------

        Total adjustable loans.......       4,578     12.50%
                                          -------    ------

        Total loans..................     $36,623    100.00%
                                          =======    ======

     CONSUMER LOANS. We currently offer a variety of consumer loans. Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates. At September 30, 2006, our consumer loan portfolio, exclusive of automobile loans, totaled $86,000 or 0.23% of our gross loan portfolio. Such loans consisted of credit card loans and other secured and unsecured consumer loans.

     The most significant component of our consumer lending is automobile loans. For the past 16 years automobile lending has been a primary focus of Ohio Central Savings. We originate automobile loans only on a direct basis with the borrower. At September 30, 2006, our loans secured by automobiles totaled $21.6 million, or 58.27% of our gross loan portfolio. Loans secured by used automobiles constituted $11.2 million of our auto loan portfolio, or 30.27% of our gross loan portfolio at September 30, 2006. Automobile loans may be made for a maximum term of six years for new automobiles and a maximum term of five years for used automobiles and have fixed rates of interest. Loan to value ratios for automobile loans are up to 100% of the sales price for new automobiles and up to 100% of value on used cars, based on retail valuation from official used car guides. Approximately 60.0% of our automobile loan originations are generated through applications submitted through our website, many of which are to Ohio residents. Substantially all of these loans are closed in our offices where we make personal identification of the borrower. We only permit a closing off-site in the case of a refinance with an existing customer, or a new automobile with a dealer with whom we have an existing relationship. By maintaining 15 years of underwriting history we have developed policies and procedures that allow us to make these loans with good delinquency and loss experience. We also service automobile loans that we originated and sold to Third Federal prior to our divestiture. By servicing the loans we receive income for our services at a level sufficient to compensate us for our costs and obtain a customer relationship that affords us with marketing opportunities.

     Consumer loans may entail greater risk than one- to-four family residential mortgage loans, particularly in the case of consumer loans which are secured by rapidly depreciable assets, such as automobiles, and credit card loans that are unsecured. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan collections are dependent on the borrower's continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. We actively manage this risk and have been successful in managing this risk in the past. Our management begins with our policies that are carried out through detailed underwriting and proprietary processing and documentation. All closed loans are quality reviewed for accuracy. Collection activity is closely tracked and we promptly contact any delinquent borrower.

     ONE- TO FOUR-FAMILY RESIDENTIAL MORTGAGE LOANS. We offer both fixed-rate and adjustable-rate conforming one- to four-family residential mortgage loans. This portfolio totaled $14.0 million, or 37.85% of our total gross loan portfolio at September 30, 2006. A large portion of these loans were originated prior to our affiliation with Third Federal, when we began to refer our residential loan customers to Third Federal. At September 30, 2006, we also had $510,000 in home equity loans, or 1.38% of our total gross loan portfolio.

     During our affiliation with Third Federal, we utilized Third Federal to underwrite, process and close residential mortgage loans for customers that we referred to Third Federal. These loans were retained by Third Federal. A large portion of our current portfolio of one- to four-family residential mortgage loans were originated prior to our affiliation with Third Federal. Following our divestiture from Third Federal on March 31, 2005, we began to use third party processors based in the Columbus metropolitan area to underwrite, process and close our residential mortgage loans. We intend to use these providers for the foreseeable future. We will fund and service these loans. We anticipate retaining a majority of these loans in our portfolio subject to our liquidity needs, capital levels and asset and liability management concerns. We intend to use these companies in order to offer our customers this loan product without the expense of an in-house residential mortgage loan department. We may use more than one provider depending on the level of service and volume of loans. Should we discontinue these relationships or otherwise be unable to use companies in the future, our ability to originate residential mortgage loans may be disrupted unless we are able to find a suitable replacement or have the capability to perform the function through our lending staff. Our income may be negatively affected if our lending program is disrupted. In the event the volume of our mortgage loan origination is unsatisfactory, we may purchase one-to-four-family residential mortgage loans in our market area from brokers or other banks to increase our interest earning assets and for asset liability management.

     We currently offer fixed-rate conventional mortgage loans with terms of 10 to 30 years that are fully amortizing and adjustable-rate conventional mortgage loans that amortize up to 30 years. One- to four-family residential mortgage loans are generally underwritten according to Fannie Mae or Freddie Mac guidelines, and loans that conform to such guidelines are referred to as "conforming loans." We generally originate both fixed- and adjustable-rate loans in amounts up to the maximum conforming loan limits as established by Fannie Mae or Freddie Mac, which is currently $417,000 for single-family homes. Private mortgage insurance is required for first mortgage loans with loan-to-value ratios in excess of 85%. We intend to emphasize the origination of adjustable rate loans and shorter term fixed-rate mortgages for our portfolio. We anticipate that we will sell mortgages with greater than 15-year maturities into the secondary market for interest rate risk management purposes.

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

     Our adjustable-rate loan products are secured by residential properties with rates that are fixed for an initial period ranging from one year to five years. After the initial fixed period, the interest rate on these loans is generally reset every year based upon a contractual spread or margin above the average yield on U.S. Treasury securities, adjusted to a constant maturity of one year, as published weekly by the Federal Reserve Board, subject to certain periodic and lifetime limitations on interest rate changes. Many of the borrowers who select these loans have shorter-term credit needs than those who select long-term, fixed-rate loans. Adjustable-rate mortgage loans generally pose different credit risks than fixed-rate loans primarily because the underlying debt service payments of the borrowers rise as interest rates rise, thereby increasing the potential for default. At September 30, 2006, our adjustable-rate mortgage portfolio was $4.6 million or 12.39% of our gross loan portfolio.

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

     COMMERCIAL REAL ESTATE AND COMMERCIAL BUSINESS LOANS. We make various types of secured commercial loans to customers in our market area for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. We also make real estate loans secured by commercial properties, typically small businesses or professional offices. The terms of these loans generally range from less than one year to 25 years. The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to (i) a lending rate that is determined internally, or (ii) a short-term market rate index. At September 30, 2006, we had one commercial loan outstanding with an aggregate balance of $15,000 or 0.05% of our gross loan portfolio and six commercial real estate loans with an aggregate balance of $823,000, or 2.22% of our gross loan portfolio. We do not plan to actively market commercial loans, but rather to make such loans as the opportunity may arise. We have no current plans to originate commercial real estate construction loans.

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

     Our loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand, while declining interest rates may stimulate increased loan demand. Accordingly, the volume of loan originations, the mix of fixed and adjustable-rate loans, and the profitability of this activity can vary from period to period. One- to four-family residential mortgage loans are generally underwritten to current Fannie Mae or Freddie Mac seller/servicer guidelines, and closed on standard Fannie Mae or Freddie Mac documents. If such loans are sold, the sales are conducted using standard Fannie Mae or Freddie Mac purchase contracts and master commitments as applicable. One- to four-family residential mortgage loans may be sold to Fannie Mae or Freddie Mac on a non-recourse basis whereby foreclosure losses are generally the responsibility of the purchaser.

     The following table shows the loan origination, sale and repayment activities of Ohio Central Savings for the periods indicated.

                                                  YEAR ENDED SEPTEMBER 30,
                                                  ------------------------
                                                        2006      2005
                                                      -------   -------
                                                        (IN THOUSANDS)

     Beginning of period                              $29,306   $26,197

     Originations by Type:
     --------------------
        Real estate mortgage:
           One- to four-family residential.....         6,116     4,427
           Home equity.........................            27       205
     Consumer:
           Automobile..........................        13,252    15,351
           Other consumer......................            47     1,609
     Other:                                                80       154
                                                      -------   -------
              Total loans originated...........        19,522    21,746

     Sales and Repayments:
        Real estate mortgage Sales:
           One- to four-family residential.....            --        --
           Home equity.........................            --        --
           Residential construction............            --        --
     Consumer Sales:
           Automobile..........................         1,813     2,381
           Other consumer......................            --        --
     Other:....................................
                                                      -------   -------
              Total loans sold.................         1,813     2,381

        Principal repayments...................        10,213    16,333
                                                      -------   -------
              Total reductions.................        12,026    18,714

     Increase (decrease) in other items, net...           (38)       77
                                                      -------   -------

              Net increase/(decrease)..........         7,458     3,108
                                                      -------   -------
              Ending balance...................       $36,764   $29,306
                                                      =======   =======


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

     LOANS PAST DUE AND NON-PERFORMING ASSETS. Loans are reviewed on a regular basis, and are placed on non-accrual status when either principal or interest is 90 days or more past due. In addition, we place loans on non-accrual status when we believe that there is sufficient reason to question the borrower's ability to continue to meet contractual principal or interest payment obligations. Interest accrued and unpaid at the time a loan is placed on non-accrual status is reversed from interest income. Interest payments received on non-accrual loans are not recognized as income unless warranted based on the borrower's financial condition and payment record. At September 30, 2006, we had non-accrual loans of $129,000.

     Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned ("REO") until such time as it is sold. When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less estimated costs of disposal. If the fair value of the property is less than the loan balance, the difference is charged against the allowance for loan losses. At September 30, 2006, we had no REO.

     The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated. Loans delinquent for 90 days or more are also classified as non-accrual loans.

                                       LOANS DELINQUENT FOR
                                ---------------------------------
                                   60-89 DAYS     90 DAYS AND OVER       TOTAL
                                ---------------   ----------------   ---------------
                                NUMBER   AMOUNT   NUMBER    AMOUNT   NUMBER   AMOUNT
                                ------   ------   ------    ------   ------   ------
                                               (DOLLARS IN THOUSANDS)
At September 30, 2006
---------------------
   One- to four-family ......      --      $--        1      $112        1     $112
   Home equity ..............      --       --       --        --       --       --
   Automobile ...............       1       17        1         8        2       25
   Other consumer ...........      --       --       --        --       --       --
   Commercial real estate ...      --       --       --        --       --       --
   Commercial business ......      --       --       --        --       --       --
                                  ---      ---      ---      ----      ---     ----
      Total .................       1      $17        2      $120        3     $137
                                  ===      ===      ===      ====      ===     ====

At September 30, 2005
---------------------
   One- to four-family ......      --      $--       --      $ --       --     $ --
   Home equity ..............      --       --       --        --       --       --
   Automobile ...............       3       20        2        42        5       62
   Other consumer ...........      --       --        3         5        3        5
   Commercial real estate ...      --       --       --        --       --       --
   Commercial business ......      --       --       --        --       --       --
                                  ---      ---      ---      ----      ---     ----
      Total .................       3      $20        5      $ 47        8     $ 67
                                  ===      ===      ===      ====      ===     ====

     NON-PERFORMING ASSETS. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At each date presented, we had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

                                                 AT SEPTEMBER 30,
                                              ----------------------
                                                2006         2005
                                              --------    ----------
                                              (DOLLARS IN THOUSANDS)
Non-accrual loans:
   One- to four-family.....................    $ 112        $  --
   Home equity.............................       --           --
   Automobile..............................       17           42
   Other consumer..........................       --            5
   Commercial real estate..................       --           --
   Commercial business.....................       --           --
                                               -----        -----
      Total non-performing loans...........    $ 129        $  47
                                               =====        =====

Real estate owned:
   One- to four-family.....................    $  --        $  --
   Home equity.............................       --           --
   Commercial real estate..................       --           --
      Total real estate owned..............       --           --
                                               -----        -----

Total non-performing assets................    $ 129        $  47
                                               =====        =====

Ratios:
   Non-performing loans to total loans.....     0.35%        0.16%
   Non-performing assets to total assets...     0.19%        0.08%

     As of September 30, 2006, the one residential mortgage loan delinquent more than 90 days was in foreclosure. Management has doubts as to the ability of the borrower to comply with the present loan repayment terms. Management was not aware of any other loans not included in non-performing loans above where known information about possible credit problems causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms. There are no loans past due over ninety days still accruing interest at September 30, 2006.

     For the year ended September 30, 2006, gross interest income that would have been recorded had the non-accrual loans at the end of the year remained on accrual status throughout the period amounted to $4,129. No interest income was recognized on these loans.

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

     When we classify assets as either substandard or doubtful, we allocate a portion of the related general loss allowances to such assets as we deem prudent. The allowance for loan losses represents amounts that have been established to recognize losses inherent in the loan portfolio that are both probable and reasonably estimable at the date of the financial statements. When we classify problem assets as loss, we charge-off such amount. Ohio Central Savings maintains an aggressive collection policy that generally results in loans classified as doubtful or a loss to be charged off at the time the determination is made. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our regulatory agencies, which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. At September 30, 2006, classified assets totaled $889,000 comprised of $581,000 special mention, $264,000 substandard and $44,000 of doubtful assets. On the basis of our review of our assets at September 30, 2005, classified assets consisted of substandard assets of $47,000. The classified assets total consists of non-performing loans and all of our non-accrual loans. Any loan in excess of 90 days delinquent is classified as a non-accrual loan. For the fiscal years ended September 30, 2006 and September 30, 2005, we had no loans that were classified as a troubled debt restructuring.

     The aggregate amount of our classified assets and special mention at the dates indicated were as follows:

                                         AT SEPTEMBER 30,
                                         ----------------
                                          2006      2005
                                         ------   -------
                                          (IN THOUSANDS)

                   Loss ..............    $ --      $ --
                   Doubtful ..........      44        --
                   Substandard .......     264        47
                   Special Mention ...     581        --
                                          ----      ----
                   Total .............    $889      $ 47
                                          ====      ====

     The substantial increase in classified assets was attributable to the classification of fifteen one-to-four family residential mortgage loans which management believes to be impaired as repayment of the loans will most likely not come as a result of contractual repayment. Fourteen of these properties are investment properties in the Dayton, Ohio market area. No loss on the disposition of the properties is anticipated but cannot be guaranteed.

     ALLOWANCE FOR LOAN LOSSES. We provide for loan losses based on the allowance method. Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. We regularly review the loan portfolio and make provisions for loan losses in order to maintain the allowance for loan losses in accordance with accounting principles generally accepted in the United States of America. The allowance for loan losses consists of three components:

     (1) specific reserves established for any impaired one- to four-family and multi-family mortgage, commercial real estate, consumer and commercial loans for which the recorded investment in the loan exceeds the measured value of the loan;

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

                                                            AT OR FOR THE
                                                             YEARS ENDED
                                                            SEPTEMBER 30,
                                                       ----------------------
                                                         2006           2005
                                                       -------        -------
                                                       (DOLLARS IN THOUSANDS)

Balance at beginning of year                           $   180        $   231

Charge-offs:
   One- to four-family..............................        --             --
   Home equity......................................        --             30
   Automobile.......................................        12              3
   Other consumer...................................         1             41
   Commercial real estate...........................        --             --
   Commercial business..............................        --             --
                                                       -------        -------
      Total charge-offs.............................        13             74
                                                       -------        -------

Recoveries:
   One- to four-family..............................        --             --
   Home equity......................................        --             --
   Automobile.......................................        13              2
   Other consumer...................................         1              1
   Commercial real estate...........................        --             --
   Commercial business..............................        --             --
                                                       -------        -------
      Total recoveries..............................        14              3
                                                       -------        -------

Net charge-offs.....................................         1            (71)
                                                       -------        -------
Provision for loan losses...........................        60             20
                                                       -------        -------

Balance at end of year..............................   $   241        $   180
                                                       =======        =======

Ratios:
Net charge-offs to average loans outstanding........      0.00%          0.26%
Allowance for loan losses to non-performing loans...    200.83%        382.98%
Allowance for loan losses to total loans............      0.65%          0.61%

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

                                                                 AT SEPTEMBER 30,
                             ---------------------------------------------------------------------------------------
                                                2006                                         2005
                             -----------------------------------------   -------------------------------------------
                                                           PERCENT OF                                    PERCENT OF
                             ALLOWANCE                   LOANS IN EACH                      LOAN       LOANS IN EACH
                             FOR LOAN    LOAN BALANCES    CATEGORY TO    ALLOWANCE FOR   BALANCES BY    CATEGORY TO
                               LOSSES     BY CATEGORY     TOTAL LOANS     LOAN LOSSES      CATEGORY     TOTAL LOANS
                             ---------   -------------   -------------   -------------   -----------   -------------
                                                                 (DOLLARS IN THOUSANDS)

One- to four-family ......      $ 91        $14,007          37.85%          $ 57          $ 9,240         31.36%
Home equity ..............         3            510           1.38              4              647          2.20
Automobile ...............       140         21,561          58.28            114           18,788         63.76
Other consumer ...........         1             86           0.23              1               87          0.29
Commercial real estate ...         5            823           2.22              3              620          2.10
Commercial business ......         1             15           0.04              1               85          0.29
                                ----        -------         ------           ----          -------        ------

   Total .................      $241        $37,002         100.00%          $180          $29,467        100.00%
                                ====        =======         ======           ====          =======        ======

INVESTMENT ACTIVITIES

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

     SFAS No. 115 requires that, at the time of purchase, we designate a security as held to maturity, available-for-sale, or trading, depending on our ability and intent. Securities available-for-sale and trading securities are reported at fair value, while securities held to maturity are reported at amortized cost. We did not have any securities as available for sale or trading securities at September 30, 2006 or 2005.

     MORTGAGE-BACKED SECURITIES. We purchase mortgage-backed securities in order to generate positive interest rate spreads with minimal administrative expense, lower credit risk as a result of the guarantees provided by Fannie Mae and Ginnie Mae, and increased liquidity. We invest primarily in mortgage-backed securities issued or sponsored by Fannie Mae and Ginnie Mae. To a lesser extent, we also invest in securities backed by U.S. government agencies. At September 30, 2006, our mortgage-backed securities portfolio had a book value of $18.9 million, consisting of $17.4 million of pass-through securities and $1.5 million of collateralized mortgage obligations ("CMOs") and Real Estate Mortgage Investment Conduits ("REMICs").

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

     Over the past two years our portfolio of mortgage-backed securities has decreased. Maintenance of these securities helps Ohio Central Savings meet its Community Reinvestment Act obligations, compliance with the qualified thrift lender test and the limitation of the aggregate amount of consumer loans that we may hold in our portfolio. These securities are of various maturities in order to conform to our interest rate risk management policy. In addition, these securities are qualifying collateral for Federal Home Loan Bank advances that were obtained to provide funding for the securities.

     EQUITY SECURITIES. At September 30, 2006, our equity securities consisted almost exclusively of shares of common stock issued by the Federal Home Loan Bank of Cincinnati. We hold the Federal Home Loan Bank of Cincinnati common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank of Cincinnati's advance program. There is no market for the common stock, but it is the current practice of the Federal Home Loan Bank of Cincinnati to redeem tendered shares at par value on the same day the redemption request is made.

     The aggregate carrying value of our Federal Home Loan Bank of Cincinnati common stock as of September 30, 2006 was $763,300, based on its cost since it is a restricted stock that can only be sold back to the Federal Home Loan Bank. Due to our receipt of stock dividends and reduction of our outstanding advances, we owned shares of Federal Home Loan Bank of Cincinnati common stock at September 30, 2006 with a par value that was $677,742 more than we were required to own to maintain our membership in the Federal Home Loan Bank System and to be eligible to obtain advances.

     We had no mutual funds at fiscal year ends September 30, 2006 or September 30, 2005.

     HELD TO MATURITY PORTFOLIO. The following table sets forth the composition of our held to maturity portfolio at the dates indicated.

                                                                 AT SEPTEMBER 30,
                                            ---------------------------------------------------------
                                                          2006                         2005
                                            ---------------------------   ---------------------------
                                            AMORTIZED COST   FAIR VALUE   AMORTIZED COST   FAIR VALUE
                                            --------------   ----------   --------------   ----------
                                                                  (IN THOUSANDS)

INVESTMENT SECURITIES:
   Federal agency obligations..........           2,593          2,545          2,588          2,530

MORTGAGE-BACKED SECURITIES:
   Pass-through securities:
      Ginnie Mae.......................           5,929          5,762          7,123          7,041
      Fannie Mae.......................          10,958         10,546         12,500         12,207
      Other............................             577            566            726            720
   CMOs and REMICs.....................           1,476          1,427          1,777          1,737
                                                -------        -------        -------        -------

   Total mortgage-backed securities ...          18,940         18,301         22,126         21,705
                                                -------        -------        -------        -------

   Total securities held to maturity...         $21,533        $20,846        $24,714        $24,235
                                                =======        =======        =======        =======

     PORTFOLIO MATURITIES AND YIELDS. The composition and maturities of the investment debt securities portfolio and the mortgage-backed securities portfolio at September 30, 2006 are summarized in the following table. At September 30, 2006, we held no debt securities or mortgage-backed securities for sale. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

                                                               MORE THAN ONE YEAR    MORE THAN FIVE YEARS
                                         ONE YEAR OR LESS      THROUGH FIVE YEARS     THROUGH TEN YEARS
                                       --------------------   --------------------   --------------------
                                                   WEIGHTED               WEIGHTED               WEIGHTED
                                       AMORTIZED    AVERAGE   AMORTIZED    AVERAGE   AMORTIZED    AVERAGE
                                         COST        YIELD      COST        YIELD      COST        YIELD
                                       ---------   --------   ---------   --------   ---------   --------
                                                                 (DOLLARS IN THOUSANDS)

HELD TO MATURITY:
MORTGAGE-BACKED SECURITIES
   Fannie Mae.......................      $ --         --%      $   --        --%      $1,046        4.00%
   Ginnie Mae.......................        --         --           --        --           --          --
   Other CMO........................        --         --           --        --           --          --
                                          ----                  ------                 ------
      Total.........................        --         --           --        --        1,046        4.00

INVESTMENT SECURITIES
   Agency securities................       850       2.45        1,743      3.40           --          --

   Total debt securities held to
      maturity......................      $850       2.45%      $1,743      3.40%      $1,046        4.00%
                                          ====                  ======                 ======

                                        MORE THAN TEN YEARS            TOTAL SECURITIES
                                       --------------------   ---------------------------------
                                                   WEIGHTED                            WEIGHTED
                                       AMORTIZED    AVERAGE   AMORTIZED                 AVERAGE
                                         COST        YIELD      COST      FAIR VALUE     YIELD
                                       ---------   --------   ---------   ----------   --------
                                                        (DOLLARS IN THOUSANDS)

HELD TO MATURITY:
MORTGAGE-BACKED SECURITIES
   Fannie Mae.......................    $ 9,912      4.76%     $10,958      $10,547      3.09%
   Ginnie Mae.......................      5,929      4.73        5,929        5,762
   Other CMO........................      2,053      4.29        2,053        1,992
                                        -------                -------      -------
      Total.........................     17,894      4.76       18,940       18,301

INVESTMENT SECURITIES
   Agency securities................         --        --        2,593        2,545      3.09

   Total debt securities held to
      maturity......................    $17,894      4.65%     $21,533      $20,846      4.52%
                                        =======                =======      =======

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

     At September 30, 2006, our total deposits, all of which were interest bearing, totaled $46.7 million. We have no demand deposits. NOW, savings and money market deposits totaled $18.6 million at September 30, 2006. At September 30, 2006, we had a total of $28.1 million in certificates of deposit, of which $19.8 million had maturities of one year or less. Although we have a significant portion of our deposits in shorter-term certificates of deposit, we monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

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

     The following tables set forth the distribution of total deposit accounts, by account type, for the periods indicated.

                                                 YEARS ENDED SEPTEMBER 30,
                             -------------------------------------------------------------------
                                           2006                             2005
                             --------------------------------   --------------------------------
                             AVERAGE               WEIGHTED     AVERAGE               WEIGHTED
                             BALANCE   PERCENT   AVERAGE RATE   BALANCE   PERCENT   AVERAGE RATE
                             -------   -------   ------------   -------   -------   ------------
                                                  (DOLLARS IN THOUSANDS)

NOW deposits..............   $ 5,847    13.44%       2.14%      $ 6,315     19.30%      1.62%
Savings deposits..........    11,492    26.42        0.25        13,072     39.95       0.23
Money market deposits.....     2,112     4.85        1.37         2,773      8.48       1.12

Certificates of deposit...    24,054    55.29        4.38        10,557     32.27       3.94
                             -------   ------                   -------    ------

   Total deposits.........   $43,505   100.00%       2.84%      $32,717    100.00%      1.77%
                             =======   ======                   =======    ======

          The following table sets forth, by interest rate ranges, information concerning certificates of deposit at the dates indicated.

                                                     AT SEPTEMBER 30, 2006
                          --------------------------------------------------------------------------
                                                      PERIOD TO MATURITY
                          --------------------------------------------------------------------------
                          LESS THAN   ONE TO TWO   TWO TO THREE    MORE THAN              PERCENT OF
                           ONE YEAR      YEARS         YEARS      THREE YEARS    TOTAL      TOTAL
                          ---------   ----------   ------------   -----------   -------   ----------
                                                         (DOLLARS IN THOUSANDS)

Interest Rate Range:
2.00% and below........    $   553      $    -        $    -         $    -     $   553       1.96%
2.01% to 3.00%.........        767          42             -              -         809       2.88
3.01% to 4.00%.........        112         582            66             53         813       2.89
4.01% to 5.00%.........     11,699       2,813         1,554            463      16,529      58.84
5.01% to 6.00%.........      6,774         737           545          1,308       9,364      33.34
6.01% and above........         22           -             -              -          22       0.09
                           -------      ------        ------         ------     -------     ------

Total..................    $19,927      $4,174        $2,165         $1,824     $28,090     100.00%
                           =======      ======        ======         ======     =======     ======

     The following table sets forth certificates of deposit by time remaining until maturity as of September 30, 2006.

                                                                           MATURITY
                                                     --------------------------------------------------
                                                     3 MONTHS OR   OVER 3 TO 6   OVER 6 TO 12   OVER 12
                                                         LESS         MONTHS         MONTHS      MONTHS    TOTAL
                                                     -----------   -----------   ------------   -------   -------
                                                                           (IN THOUSANDS)
Certificates of deposit less than $100,000........      $4,114        $5,833        $4,954       $5,504   $20,405
Certificates of deposit of $100,000 or more (1)...         925         2,601         1,490        2,669     7,685
                                                        ------        ------        ------       ------   -------
Total of certificates of deposit..................      $5,039        $8,434        $6,444       $8,173   $28,090
                                                        ======        ======        ======       ======   =======

----------
(1) The weighted average interest rates for these accounts, by maturity period, are: 4.57% for 3 months or less; 4.91% for over 3 to 6 months; 4.91% for 6 to 12 months; and 4.65% for over 12 months. The overall weighted average interest rate for accounts of $100,000 or more was 4.92%.

     BORROWINGS. Our borrowings consist of Federal Home Loan Bank advances and repurchase agreements. The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the periods indicated.

                                                                AT OR FOR THE YEARS ENDED
                                                                      SEPTEMBER 30,
                                                                -------------------------
                                                                     2006     2005
                                                                   -------   -------
                                                                 (DOLLARS IN THOUSANDS)

          Balance at end of period...........................      $10,200   $16,450
          Average balance during period......................       11,642    17,554
          Maximum outstanding at any month end...............       16,450    19,450
          Weighted average interest rate at end of period....         6.18%     4.81%
          Average interest rate during period................         5.45%     5.94%

     At September 30, 2006, we had access to additional Federal Home Loan Bank advances of up to $17.6 million. In addition $21.5 million of our automobile loan portfolio was pledged to the Federal Reserve Bank of Cleveland to secure up to $17.2 million in potential advances.

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

EMPLOYEES

     As of September 30, 2006, we had 14 full-time employees and 7 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

SUBSIDIARY ACTIVITIES

     Ohio Central Savings has one wholly-owned subsidiary, AutoARM(R), which was incorporated in August, 2003. AutoARM(R) was formed to provide loan origination funding and/or servicing for new and used automobiles for third party financial institutions. Its programs were initially developed as part of our automobile loan sales and servicing relationship with Third Federal. For the year ended September 30, 2006, AutoARM(R) had no net income. The program continues to be actively marketed and we have agreements with 14 other institutions. The program was conceived with the flexibility to serve more than one institution allowing Ohio Central Savings to pursue additional business.

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

     NET OPERATING LOSS CARRYOVERS. A financial institution may carry back net operating losses to the preceding two taxable years (five years for losses incurred in 2001 and 2002) and forward to the succeeding 20 taxable years. At September 30, 2006, Ohio Central Savings has net operating loss carryforwards expiring in 2025 and 2026 in the amounts of $83,491 and $617,301 respectively.

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

     The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision, based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders' equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings association that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings association. Ohio Central Savings does not typically engage in asset sales.

     At September 30, 2006, Ohio Central Savings' capital exceeded all applicable requirements.

     LOANS-TO-ONE BORROWER. A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of September 30, 2006, Ohio Central Savings was in compliance with the loans-to-one borrower limitations.

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

     A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. At September 30, 2006, Ohio Central Savings satisfied this test.

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

     At September 30, 2006, Ohio Central Savings met the criteria for being considered "well-capitalized."

     INSURANCE OF DEPOSIT ACCOUNTS. Deposit accounts in Ohio Central Savings are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. Ohio Central Savings' deposits, therefore, are subject to Federal Deposit Insurance Corporation deposit insurance assessments.

     On February 15, 2006, federal legislation to reform federal deposit insurance was enacted. This new legislation requires, among other things, an increase in the amount of federal deposit insurance coverage from $100,000 to $130,000 (with a cost of living adjustment to become effective in five years). The legislation also requires the reserve ratio to be modified to provide for a range between 1.15% and 1.50% of estimated insured deposits.

     Effective March 31, 2006, the Federal Deposit Insurance Corporation merged the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") into a single fund called the Deposit Insurance Fund. As a result of the merger, the BIF and the SAIF were abolished. The merger of the BIF and the SAIF into the Deposit Insurance Fund does not affect the authority of the Financing Corporation ("FICO") to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended September 30, 2006, the annualized FICO assessment was equal to 1.26 basis points for each $100 in domestic deposits maintained at an institution.

     On November 2, 2006, the Federal Deposit Insurance Corporation adopted final regulations that assess insurance premiums based on risk. As a result, the new regulation will enable the Federal Deposit Insurance Corporation to more closely tie each financial institution's deposit insurance premiums to the risk it poses to the deposit insurance fund. Under the new risk-based assessment system, which becomes effective in the beginning of 2007, the Federal Deposit Insurance Corporation will evaluate the risk of each financial institution based on its supervisory rating, its financial ratios, and its long-term debt issuer rating. The new rates for nearly all of the financial institution industry will vary between five and seven cents for every $100 of domestic deposits. At the same time, the Federal Deposit Insurance Corporation also adopted final regulations designating the reserve ratio for the deposit insurance fund during 2007 at 1.25% of estimated insured deposits.

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

     FEDERAL HOME LOAN BANK SYSTEM. Ohio Central Savings is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Cincinnati, Ohio Central Savings is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Cincinnati in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank of Cincinnati, whichever is greater. As of September 30, 2006, Ohio Central Savings was in compliance with this requirement.

FEDERAL RESERVE SYSTEM

     The Federal Reserve Board regulations require savings associations to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At September 30, 2006, Ohio Central Savings was in compliance with these reserve requirements.

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

ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

     The following table provides certain information with respect to our two banking offices as of September 30, 2006:

                          OWNED OR   YEAR ACQUIRED OR                    NET BOOK VALUE OF
       LOCATION            LEASED         LEASED        SQUARE FOOTAGE     REAL PROPERTY
----------------------   ---------   ----------------   --------------   -----------------
                                                                           (IN THOUSANDS)
MAIN OFFICE:
6033 Perimeter Drive
Dublin, Ohio 43017         Owned           1992             12,500              $516

BRANCH OFFICE:
2802 Mayfield Road
Cleveland, Ohio  44118   Leased(1)         2006                800              $N/A

------------
(1)  The lease expires May 31, 2009.

     The net book value of our premises, land and equipment was approximately $700,000 at September 30, 2006.

     For information regarding OC Financial, Inc.'s investment in mortgages and mortgage-related securities, see "Item 1. Description of Business" herein.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

     From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At September 30, 2006, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     No matters were submitted to a vote of stockholders during the fourth quarter of the year under report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS
--------------------------------------------------------------------------------
        ISSUER PURCHASES OF EQUITY SECURITIES
        -------------------------------------

     (a) Our common stock is traded on the OTC Electronic Bulletin Board under the symbol "OCFL". The approximate number of holders of record of OC Financial, Inc.'s common stock as of September 30, 2006 was 133. Certain shares of OC Financial, Inc. are held in "nominee" or "street" name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for OC Financial, Inc.'s common stock for the prior two fiscal years. OC Financial, Inc. began trading on the OTC Electronic Bulletin Board on April 1, 2005. Accordingly, no information prior to this date is available. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The following information was provided by the OTC Electronic Bulletin Board.


          FISCAL 2006               HIGH      LOW    DIVIDENDS
--------------------------------   ------   ------   ---------
Quarter ended September 30, 2006   $11.77   $10.50     $0.00
Quarter ended June 30, 2006         11.90    11.55     $0.00
Quarter ended March 31, 2006        11.90    11.40     $0.00
Quarter ended December 31, 2005     12.00    11.35     $0.00

          FISCAL 2006               HIGH      LOW    DIVIDENDS
--------------------------------   ------   ------   ---------
Quarter ended September 30, 2005   $12.00   $11.50     $0.00
Quarter ended June 30, 2005         12.10    10.45     $0.00


     Dividend payments by OC Financial, Inc. are dependent primarily on dividends it receives from Ohio Central Savings, because OC Financial, Inc. will have no source of income other than dividends from Ohio Central Savings and interest payments with respect to OC Financial, Inc.'s loan to the Employee Stock Ownership Plan.

     On April 19, 2006, the stockholders of OC Financial, Inc. approved the 2006 OC Financial, Inc. Stock-Based Incentive Plan. As of September 30, 2006, no options or awards had been granted under the plan.

     Set forth below is information as of September 30, 2006 regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

                                                                                          NUMBER OF SECURITIES
                                                                                         REMAINING AVAILABLE FOR
                                NUMBER OF SECURITIES TO BE      WEIGHTED AVERAGE          FUTURE ISSUANCE UNDER
                                  ISSUED UPON EXERCISE OF       EXERCISE PRICE OF       EQUITY COMPENSATION PLANS
                                  OUTSTANDING OPTIONS AND    OUTSTANDING OPTIONS AND      (EXCLUDING SECURITIES
             PLAN                         RIGHTS                     RIGHTS            REFLECTED IN FIRST COLUMN)
-----------------------------------------------------------------------------------------------------------------
Equity compensation plans                 95,233                       --                        95,233
approved by stockholders
-----------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by stockholders                      --                       --                            --
-----------------------------------------------------------------------------------------------------------------
   Total                                  95,233                       --                        95,233
=================================================================================================================

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

     The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of OC Financial, Inc.'s 2006 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. FINANCIAL STATEMENTS
----------------------------

     The consolidated financial statements included in OC Financial, Inc.'s 2006 Annual Report to Stockholders are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

     None.

ITEM 8A. CONTROLS AND PROCEDURES
--------------------------------

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that OC Financial, Inc. files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. There has been no change in OC Financial's internal control over financial reporting during OC Financial's fourth quarter of fiscal year 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION
--------------------------

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

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

     Information concerning executive compensation is incorporated herein by reference from our Proxy Statement, specifically the section captioned "Proposal I -- Election of Directors."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
---------------------------------------------------------------------------
         RELATED STOCKHOLDER MATTERS
         ---------------------------

     Information concerning security ownership of certain owners and management is incorporated herein by reference from our Proxy Statement, specifically the sections captioned "Voting Securities and Principal Holders Thereof" and "Proposal I -- Election of Directors."

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     Information concerning relationships and transactions is incorporated herein by reference from our Proxy Statement, specifically the section captioned "Transactions with Certain Related Persons."

ITEM 13. EXHIBITS
-----------------

3.1    Article of Incorporation of OC Financial, Inc.*

3.2    Bylaws of OC Financial, Inc.*

4      Form of Common Stock Certificate of OC Financial, Inc.*

10.1   Employee Stock Ownership Plan*

10.2   Divestiture Agreement with TFS Financial Corporation*

10.3   Employment Agreement with Robert W. Hughes*

10.4   Employment Agreement with Diane M. Gregg*

10.5   2006 Stock-Based Incentive Plan **

13     Annual Report to Stockholders

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

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
        * Incorporated by reference to the Registration Statement on Form SB-2 of OC Financial, Inc. (file no. 333-121411), originally filed with the Securities and Exchange Commission on December 17, 2004.

       **   Incorporated by reference to the Definitive Proxy Statement on
            Schedule 14-A of OC Financial, Inc. (file no. 000-51209), originally filed with the Securities and Exchange Commission on March 10, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------

     Information concerning principal accountant fees and services is incorporated herein by reference from our Proxy Statement, specifically the section captioned "Proposal II-Ratification of Appointment of Independent Registered Public Accounting Firm."

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        OC FINANCIAL, INC.


Date December 22, 2006                  By: /s/ Robert W. Hughes
                                            ------------------------------------
                                            Robert W. Hughes
                                            Chairman, President and Chief
                                            Executive Officer
                                            (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           SIGNATURES                        TITLE                  DATE
           ----------                        -----                  ----


/s/ Robert W. Hughes           Chairman, President and Chief   December 22, 2006
---------------------------    Executive Officer (Principal
Robert W. Hughes               Executive Officer)


/s/ Nils C. Muladore           Director                        December 22, 2006
---------------------------
Nils C. Muladore


/s/ Michael B. Bowman          Director                        December 22, 2006
---------------------------
Michael B. Bowman


/s/ Diane M. Gregg             Director                        December 22, 2006
---------------------------
Diane M. Gregg


/s/ Thomas J. Parliment        Director                        December 22, 2006
---------------------------
Thomas J. Parliment


/s/ Christopher L. Lardiere    Director                        December 22, 2006
---------------------------
Christopher L. Lardiere


/s/ Thomas H. Lagos            Director                        December 22, 2006
---------------------------
Thomas H. Lagos