Form 10QSB
period 2006-12-31
OC Financial Inc
filed 2007-02-14
CIK 1310273

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2006

                                       OR

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 000-51209
                                               ---------

                               OC FINANCIAL, INC.
        (Exact name of small business issuer as specified in its charter)

            Maryland                                           20-2111183
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)

 6033 Perimeter Drive, Dublin, Ohio                              43017
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

YES [X] NO [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [_] NO [X]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                              Outstanding at January 31, 2007
-----------------------------                   -------------------------------
Common Stock, $0.01 Par Value                               560,198

          Transitional Small Business Disclosure Format YES [_] NO [X]

                               OC FINANCIAL, INC.

                          Form 10-QSB Quarterly Report

                                Table of Contents

                                                                           Page
                                                                          Number
                                                                          ------

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements..........................................     1
Item 2.   Management's Discussion and Analysis or Plan of Operation.....     7
Item 3.   Controls and Procedures.......................................    13

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.............................................    14
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds...    14
Item 3.   Defaults Upon Senior Securities...............................    14
Item 4.   Submission of Matters to a Vote of Security Holders...........    14
Item 5.   Other Information.............................................    14
Item 6.   Exhibits......................................................    14

Signature Page..........................................................    15

                          PART I: FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                               OC FINANCIAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                    December 31, 2006 and September 30, 2006

                                                                    December 31,   September 30,
                                                                        2006           2006
                                                                    ------------   -------------
                                                                     (Unaudited)
ASSETS
Cash and due from financial institutions                             $   458,614    $   456,730
Federal funds sold                                                     2,117,000      6,273,000
                                                                     -----------    -----------
      Total cash and cash equivalents                                  2,575,614      6,729,730
Securities held to maturity (fair value: 12/31/06 - $20,002,263;
   09/30/06 - $20,846,386)                                            20,646,934     21,533,317
Federal Home Loan Bank stock                                             774,800        763,300
Loans, net of allowance (12/31/06 - $243,159; 9/30/06 - $240,932)     38,716,018     36,708,128
Loans held for sale                                                       65,357         56,102
Real Estate Owned                                                        234,276             --
Premises and equipment, net                                              675,883        679,743
Accrued interest receivable                                              248,689        229,118
Prepaid expenses                                                         138,587        170,844
Other assets                                                             133,334         74,654
                                                                     -----------    -----------
      Total assets                                                   $64,209,492    $66,944,936
                                                                     ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
      Savings deposits                                               $ 9,940,436    $10,991,399
      Demand deposits                                                  5,541,078      5,865,445
      Money market deposits                                            1,684,086      1,727,815
      Time deposits                                                   28,485,897     28,089,783
                                                                     -----------    -----------
         Total deposits                                               45,651,497     46,674,442
Federal Home Loan Bank advances                                       10,200,000     10,200,000
Payments collected on loans sold                                       1,124,150      1,328,271
Accrued interest payable                                                  69,258         55,117
Drafts in process                                                        352,019      1,646,387
Other liabilities                                                        159,032        226,109
                                                                     -----------    -----------
      Total liabilities                                               57,555,956     60,130,326
Common stock, $0.01 par value; 15,000,000 shares authorized,
   560,198 shares issued and outstanding                                   5,602          5,602
Additional paid-in capital                                             4,951,951      4,951,052
Unearned ESOP shares                                                    (403,335)      (425,743)
Retained earnings                                                      2,099,318      2,283,699
                                                                     -----------    -----------
      Total shareholders' equity                                       6,653,536      6,814,610
                                                                     -----------    -----------
      Total liabilities and shareholders' equity                     $64,209,492    $66,944,936
                                                                     ===========    ===========

          See accompanying notes to consolidated financial statements.

                               OC FINANCIAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              For the Three Months Ended December 31, 2006 and 2005
                                   (Unaudited)

                                               For the three   For the three
                                               months ended    months ended
                                                December 31,    December 31,
                                                   2006            2005
                                               -------------   -------------
INTEREST INCOME
      Loans, including fees                      $ 564,147       $ 388,577
      Securities and other investments             246,419         281,244
      Federal funds sold and other                  38,206          20,444
                                                 ---------       ---------
                                                   848,772         690,265
INTEREST EXPENSE
      Deposits                                     394,644         174,380
      Federal Home Loan Bank advances              158,412         185,122
                                                 ---------       ---------
                                                   553,056         359,502
                                                 ---------       ---------
NET INTEREST INCOME                                295,716         330,763
Provision for loan losses                            5,000          15,000
                                                 ---------       ---------
NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES                                     290,716         315,763

NONINTEREST INCOME
      Service charges and other deposit fees        76,485          92,782
      Commercial Loan Referral Fee                  10,000              --
      Income from servicing of loans                16,551          24,217
      Visa and ATM interchange income               13,696          10,800
      Other                                         25,372          17,596
                                                 ---------       ---------
                                                   142,104         145,395
NONINTEREST EXPENSE
      Compensation and benefits                    318,463         270,070
      Occupancy and equipment                       22,793          29,152
      Depreciation and amortization                 25,482          29,569
      Computer processing expense                   29,150          26,732
      VISA and ATM expense                          21,321          21,226
      Bank service charges                          22,863          22,902
      Collection and loan expense                   12,316           1,639
      Advertising and promotion                     13,350          32,775
      Other insurance premiums                       6,792           5,164
      Professional and supervisory fees             44,542          63,293
      State franchise tax expense                   23,850          10,650
      Other                                         76,279          54,919
                                                 ---------       ---------
                                                   617,201         568,091
                                                 ---------       ---------
LOSS BEFORE INCOME TAXES                          (184,381)       (106,933)

Income tax benefit                                      --         (37,206)
                                                 ---------       ---------
NET LOSS                                         $(184,381)      $ (69,727)
                                                 =========       =========

Net loss per share                               $   (0.36)      $   (0.14)
                                                 =========       =========

          See accompanying notes to consolidated financial statements.

                               OC FINANCIAL, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Three Months ended December 31, 2006 and 2005
                                   (unaudited)

                                         Additional                                    Total
                                Common    Paid in      Retained                    Shareholders'
                                 Stock    Capital      Earnings    Unearned ESOP      Equity
                                ------   ----------   ----------   -------------   -------------
BALANCE AT SEPTEMBER 30, 2005   $5,602   $4,949,797   $2,898,413     $(448,150)      $7,405,662

Net Loss                                                 (69,727)                       (69,727)
                                ------   ----------   ----------   -------------     ----------

BALANCE AT DECEMBER 31, 2005    $5,602    4,949,797    2,828,686      (448,150)       7,335,935
                                ======   ==========   ==========     =========       ==========

BALANCE AT SEPTEMBER 30, 2006   $5,602   $4,951,052   $2,283,699     $(425,743)      $6,814,610

Earned ESOP Shares                              899                     22,408           23,307

Net Loss                                                (184,381)                      (184,381)
                                ------   ----------   ----------     ---------       ----------

BALANCE AT DECEMBER 31, 2006    $5,602   $4,951,951   $2,099,318     $(403,335)      $6,653,536
                                ======   ==========   ==========     =========       ==========

          See accompanying notes to consolidated financial statements.

                               OC FINANCIAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Three Months Ended December 31, 2006 and 2005
                                   (Unaudited)

                                                                           For the three   For the three
                                                                            months ended    months ended
                                                                            December 31,    December 31,
                                                                                2006            2005
                                                                            ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                 $  (184,381)   $   (69,727)
   Adjustments to reconcile net loss to net cash
      from operating activities
         Depreciation and amortization                                           25,482         29,569
         Provision for loan losses                                                5,000         15,000
         Deferred fee/costs amortization                                          3,751          2,957
         Earned ESOP Shares                                                      23,307             --
         Federal Home Loan Bank stock dividends                                 (11,500)       (10,400)
         Net amortization on investment securities                                2,570          2,756
         Loans originated for sale                                             (735,798)       (68,402)
         Proceeds from sale of loans                                            726,543         68,402
         Changes in other assets                                                (45,994)       (71,655)
         Changes in other liabilities                                          (257,057)      (573,219)
                                                                            -----------    -----------
            Net cash from operating activities                                 (448,077)      (674,719)
                                                                            -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Securities held to maturity
         Maturities, calls and principal payments                               883,813        892,100
   Net (increase)/decrease in loans                                          (2,250,917)       183,042
   Net change in certificates of deposit in other financial institutions             --       (177,549)
   Premises and equipment expenditures                                          (21,622)        (3,054)
                                                                            -----------    -----------
            Net cash from investing activities                               (1,388,726)       894,539
                                                                            -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net change in deposits                                                    (1,022,945)      (150,893)
   Repayment of Federal Home Loan Bank advances                                      --     (1,750,000)
   Decrease in Corporate Drafts in Process                                   (1,294,368)      (178,452)
            Net cash from financing activities                               (2,317,313)    (2,079,345)
                                                                            -----------    -----------
Net change in cash and cash equivalents                                      (4,154,116)    (1,859,525)
Cash and cash equivalents at beginning of period                              6,729,730      3,962,586
                                                                            -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $ 2,575,614    $ 2,103,061
                                                                            ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the quarter for:
         Interest                                                           $   538,915    $   367,306

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
         Transfer of loans to foreclosed real estate                        $   234,276    $        --

           See accompanying notes to consolidated financial statements

                               OC FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006
                                   (Unaudited)

Note 1 - Principles of Consolidation and Basis of Presentation

The consolidated financial statements include OC Financial, Inc. (the "Company"), Ohio Central Savings (the "Bank") and its wholly-owned subsidiary, AUTOARM, LLC, together referred to as the "Corporation." Intercompany transactions and balances have been eliminated in the consolidation.

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007. The Bank's consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006 should be read in conjunction with these statements. The Bank operates in one business segment, banking.

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

Note 2 - Adoption of Plan of Conversion and Reorganization

On December 14, 2004, the Board of Directors of the Bank adopted a plan of conversion and reorganization pursuant to which the Bank reorganized from a mutual holding company structure and became a wholly-owned subsidiary of the Company which sold its common stock to eligible depositors of the Bank in a subscription offering. The offering closed on March 31, 2005 with net proceeds of $5.0 million received on the sale of 560,198 common shares. The net proceeds were used for general corporate purposes, including the purchase of mortgage-backed securities and funding of loans. The Company also provided $448,150 to the newly-established employee stock ownership plan, as discussed in
Note 3.

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

As shares are released from collateral, the Company will report compensation expense equal to the current market price of the shares and the shares will become outstanding for earnings-per-share (EPS) computations. Dividends on allocated ESOP shares would reduce retained earnings; dividends on unearned ESOP shares would reduce accrued interest.

Note 4 - Net Loss Per Share

Net Loss per share for the three months ended December 31, 2006 and December 31, 2005 were $(0.36) and $(0.14), respectively. Common shares outstanding for purposes of the earnings per share calculation were as follows:

                                                2006      2005
                                              -------   -------

Average shares outstanding                    560,198   560,198
Average unearned ESOP shares                   41,454    44,815
                                              -------   -------
Weighted average common shares outstanding,
   basic and diluted                          518,744   515,383
                                              =======   =======

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

CRITICAL ACCOUNTING POLICIES

     Certain of our accounting policies are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but without limitation, changes in interest rates, changes in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policy is the determination of the allowance for loan losses. OC Financial, Inc.'s and Ohio Central Savings' accounting policies are discussed in detail in Note 1 of the "Notes to the Consolidated Financial Statements" contained in its September 30, 2006 consolidated financial statements included in the Company's annual report on Form 10-KSB.

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

BUSINESS STRATEGY

     Prior to our three and a half year affiliation with Third Federal, Ohio Central Savings was a full service community-based savings institution generating a wide variety of loans for our customers. As a result of our affiliation, and as part of our strategic plan, our potential mortgage loan customers were referred to Third Federal. We also increased our automobile lending program as part of the alliance through marketing efforts with Third Federal. During our affiliation with Third Federal we originated $117.0 million in automobile loans, 80% of which were sold to Third Federal. Also during our three and a half year affiliation our mortgage portfolio declined by $11.3 million or about 63.1% from $17.9 million to $6.6 million. Following our separation from Third Federal we reinitiated our mortgage lending activity within our market areas and retained automobile loans in our portfolio. We anticipate the increased lending activity will result in higher levels of earnings, but there can be no guarantee that we will be able to accomplish this objective. We plan to retain these loans in our portfolio, subject to our interest rate risk and liquidity management needs, in order to improve our earnings.

     We have continued to pursue growth in other loan products and deposit accounts within our market areas, such as home equity loans and referrals for the origination of credit card accounts to an outsourced provider. We will seek deposit accounts in a blend of certificates of deposit, checking accounts and money market accounts to provide funds for lending activities. Due to the limits of our capital base prior to completing our stock conversion, our ability to increase interest-earning assets had been constrained even though we otherwise had the resources to increase our lending operations. Although we did not earn a profit in the last quarter and the last fiscal year, we believe our increased capital levels will allow us to improve our profitability through our efforts of increasing interest-earning assets such as loans and reducing substantially our reliance on income from securities in our investment portfolio.

     We have also continued to pursue our automobile loan origination and servicing business offered to other financial institutions through our AutoARM(R) subsidiary. This subsidiary was formed in August 2003 and is a third party originator and servicer of direct automobile loans for other financial institutions. AutoARM(R) is a program designed by Ohio Central Savings to offer these services to other financial institutions in a manner similar to the method that was developed to be used with Third Federal. Loans originated and funded by AutoARM(R) will not generate a gain on sale to the other institutions but will generate servicing income to us. During the quarter ended December 31, 2006, we entered into one new agreement with an AutoARM(R) partner to originate and service auto loans, bringing the total number of institutions to fifteen. We anticipate that the number of AutoARM(R) customers will increase through our continued marketing efforts, but we cannot guarantee the results of our efforts.

COMPARISON OF RESULTS OF OPERATION FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

     GENERAL. Our net loss for the three months ended December 31, 2006 was $184,000 compared to a net loss of $70,000 for the three months ended December 31, 2005.

     A number of factors contributed to the decrease in income, including, increased interest and non-interest expense partially offset by increasing interest income. Within our loan portfolio, we have continued to replace lower interest rate loans with higher interest rate loans as market rates have remained relatively stable over the last 12 months.

     INTEREST INCOME. Interest income increased $159,000 to $849,000 for the three months ended December 31, 2006 from $690,000 for the three months ended December 31, 2005. The primary reason for the increase in interest income was an increase of $176,000 in loan income. The increase in loan income was primarily due to a net increase in the average balance of our loan portfolio of $2.0 million for the three months ended December 31, 2006 compared to the three months ended December 31, 2005 coupled with an increasing net yield on our loan portfolio. As we intend to increase our emphasis on residential mortgage lending, this trend of increasing interest-earning assets may continue. The weighted average yield on loans increased from 5.31% for the three months ended December 31, 2005 to 5.93% for the three months ended December 31, 2006. The weighted average yield on securities remained constant at 4.51% for the three months ended December 31, 2006 as compared to the same period in 2005. Total average interest-earning assets increased $7.1 million from $56.7 million for the three months ended December 31, 2005 to $63.8 for the three months ended December 31, 2006. The weighted average yield on interest-earning assets increased 45 basis points from 4.87% for the three months ended December 31, 2005 to 5.32% for the three months ended December 31, 2006.

     INTEREST EXPENSE. Interest expense increased $193,000 to $553,000 for the three months ended December 31, 2006 from $360,000 for the three months ended December 31, 2005. The increase in interest expense was attributed to an increase in the cost of deposits as a result of the increase in short-term market interest rates during 2006 and 2005. Interest expense on deposits increased $220,000 to $395,000 for the quarter ended December 31, 2006 from $174,000 for the quarter ended December 31, 2005. The average balance of deposits increased by $13.0 million from $33.1 for the three months ended December 31, 2005 to $46.1 for the three months ended December 31, 2006. The average deposit cost increased 131 basis points to 3.42% for the quarter ended December 31, 2006 from 2.11% for the quarter ended December 31, 2005.

     As interest rates stabilize, interest expense may begin to level out. Our average weighted cost of funds was 3.93% for the three months ended December 31, 2006 compared to 3.03% for the three months ended December 31, 2005.

     NET INTEREST INCOME. Net interest income decreased $35,000 to $296,000 for the three months ended December 31, 2006 from $331,000 for the three months ended December 31, 2005. The decrease in net interest income was primarily the result of the increased costs associated with acquiring new deposits. Our net interest margin was 1.85% for the three months ended December 31, 2006 compared to 2.29% for the three months ended December 31, 2005.

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

     Based on management's evaluation of the above factors, a provision was made for the three months ended December 31, 2006 in the amount of $5,000 compared to $15,000 made for the three months ended December 31, 2005. The decrease in provision for loan losses is primarily attributable to marginal loan growth over the period coupled with a low loss history. The amount of general allowance allocations made for smaller balance homogeneous loans decreased during the three months ended December 31, 2006 primarily resulting from the performance of the portfolio, actual losses and recoveries. Loan charge-offs were $56,000, for the three months ended December 31, 2006, up from $2,000 for the three months ended December 31, 2005. Recoveries were $53,000 for the three months ended December 31, 2006, compared to $700 for the three month period ended December 31, 2005.

     While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2006 was maintained at a level that represents management's best estimate of probable incurred losses in the loan portfolio.

     NON-INTEREST INCOME. Non-interest income decreased $3,000 to $142,000 for the three months ended December 31, 2006 from $145,000 for the three months ended December 31, 2005. The overall decrease in non-interest income was primarily due to lower deposit and loan servicing fee income offset in part by a $10,000 referral fee received for a commercial loan package referred to another financial institution by Ohio Central Savings during the three months ended December 31, 2006. The commercial loan referred was in excess of Ohio Central Savings loans-to-one borrower limitation.

     NON-INTEREST EXPENSE. Non-interest expense increased $49,000 to $617,000 for the quarter ended December 31, 2006 from $568,000 for the quarter ended December 31, 2005. The increase be can primarily attributed to increased compensation and benefits expense, collection and loan expense along with an increase in franchise tax expense. Increases were offset by a reduction in advertising and promotion costs along with a reduction in professional and supervisory expense.

CHANGES IN FINANCIAL CONDITION FROM SEPTEMBER 30, 2006 TO DECEMBER 31, 2006.

     GENERAL. Total assets decreased by $2.7 million, or 4.09%, to $64.2 million at December 31, 2006 from $66.9 million at September 30, 2006. The decline was attributed primarily to a decline in Fed Funds balances of $4.2 million during the quarter and a decrease in outstanding securities of $886,000 during the quarter offset by an increase in net outstanding loans of $2.0 million.

     ASSETS. Our loan portfolio increased $2.0 million from $36.8 million at September 30, 2006 to $38.8 million at December 31, 2006 predominantly as a result of auto loan originations. Outstanding Federal Funds sold decreased $4.2 million from $6.3 million at September 30, 2006 to $2.1 million at December 31, 2006. The decrease in outstanding Federal Funds sold is intentional as we seek to more closely manage our liquidity to improve our net interest margin.

     At December 31, 2006, we held four single-family residences in Real Estate Owned. All four properties were non-owner occupied rental properties. Subsequent to December 31, 2006, two of the properties have been sold and a third is scheduled to be sold by the end of February, 2007. The fourth property is not presently under contract.

     The allowance for loan losses was $243,000 at December 31, 2006 or 0.63% of loans, compared to $241,000, or 0.65% of loans at September 30, 2006. The allowance for loan losses consists of general allowance allocations made for pools of homogeneous loans and specific allowances on individual loans for which management has significant concerns regarding the borrowers' ability to repay the loans in accordance with the terms of the loans. Non-performing loans totaled $121,000 at December 31, 2006 and $129,000 at September 30, 2006, respectively. In determining the amount of allowance for loan loss allocations needed for non-performing loans, management has considered expected future borrower cash flows and the fair value of underlying collateral. The amount of allowance for loan losses allocated to individual loan relationships at December 31, 2006, decreased to $22,000 from $78,000 at September 30, 2006.

     DEPOSITS. Total deposits decreased by $1.0 million, or 2.19%, to $45.7 million at December 31, 2006 from $46.7 million at September 30, 2006. Time deposits increased by $396,000 during our first fiscal quarter. Savings, checking, and money market accounts decreased a total of $1.4 million during our first fiscal quarter.

     BORROWINGS. Federal Home Loan Bank advance balances were $10.2 million at December 31, 2006, remaining unchanged from their balance at September 30, 2006. We expect that Federal Home Loan Bank advances will continue to provide the Company with a significant additional funding source to meet the needs of its lending activities.

     SHAREHOLDERS' EQUITY. Total consolidated shareholders' equity for OC Financial, Inc. decreased $161,000, or 2.4%, to $6.7 million at December 31, 2006 from $6.8 million at September 30, 2006. The decrease in equity was primarily the result of our net operating loss of $184,000 for the quarter.

     CAPITAL RESOURCES. At December 31, 2006, capital at Ohio Central Savings totaled $6.7 million. Management monitors the capital levels of Ohio Central Savings to provide for current and future business opportunities and to meet regulatory guidelines for "well-capitalized" institutions.

     Ohio Central Savings is required by the Office of Thrift Supervision to meet minimum capital adequacy requirements. Ohio Central Savings' actual and required levels of capital as reported to the Office of Thrift Supervision at December 31, 2006 were as follows:

                                                                                           TO BE WELL CAPITALIZED
                                                                                                 UNDER PROMPT
                                                                          FOR CAPITAL         CORRECTIVE ACTION
                                                          ACTUAL       ADEQUACY PURPOSES         PROVISIONS
                                                      --------------   -----------------   ----------------------
                                                      AMOUNT   RATIO     AMOUNT   RATIO        AMOUNT   RATIO
                                                      ------   -----     ------   -----        ------   -----
                                                                         (DOLLARS IN THOUSANDS)
As of December 31, 2006
-----------------------
Total capital (to risk weighted assets)............   $6,368   16.93%    $3,009    8.00%       $3,761   10.00%
Tier 1 (core) capital (to risk weighted assets)....   $6,138   16.32%    $1,505    4.00%       $2,257    6.00%
Tier 1 (core) capital (to adjusted total assets)...   $6,138    9.49%    $2,587    4.00%       $3,233    5.00%

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

     In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. At December 31, 2006, Ohio Central Savings had additional borrowing capacity of $18.6 million with the Federal Home Loan Bank of Cincinnati. Additionally, Ohio Central Savings has access to the Federal Reserve Bank of Cleveland discount window for borrowing. The available line at the discount window is $18.2 million.

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

ITEM 3 - Controls and Procedures

     An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) for the quarter ended December 31, 2006. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

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

                                December 31, 2006

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

     None

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

                                December 31, 2006

                           PART II - OTHER INFORMATION

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        OC FINANCIAL, INC.
                                        (Registrant)


Date: February 12, 2007                 /s/ Robert W. Hughes
                                        ----------------------------------------
                                        Robert W. Hughes
                                        Chairman, President, and Chief Executive
                                        Officer