Form 10QSB
period 2007-03-31
OC Financial Inc
filed 2007-05-15
CIK 1310273

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

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

          Class                                      Outstanding at May 15, 2007
Common Stock, $0.01 Par Value                                  560,198

          Transitional Small Business Disclosure Format YES [ ] NO [X]

                               OC FINANCIAL, INC.

                          Form 10-QSB Quarterly Report

                                Table of Contents


                          PART I. FINANCIAL INFORMATION

                                                                     Page Number

Item 1.   Financial Statements .............................................   1
Item 2.   Management's Discussion and Analysis or Plan of Operation.........  10
Item 3.   Controls and Procedures...........................................  18

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.................................................  19
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.......  19
Item 3.   Defaults Upon Senior Securities...................................  19
Item 4.   Submission of Matters to a Vote of Security Holders...............  19
Item 5.   Other Information.................................................  20
Item 6.   Exhibits..........................................................  20

Signature Page  ............................................................  21

                                            PART I: FINANCIAL INFORMATION
                                            ITEM 1 - FINANCIAL STATEMENTS
                                                 OC FINANCIAL, INC.
                                             CONSOLIDATED BALANCE SHEETS
                                        March 31, 2007 and September 30, 2006

                                                                                   March 31,         September 30,
                                                                                     2007                2006
                                                                               ----------------    ----------------
                                                                                 (UNAUDITED)
ASSETS

Cash and due from financial institutions                                       $       385,928     $       456,730
Federal funds sold                                                                   9,464,000           6,273,000
                                                                               ----------------    ----------------
     Total cash and cash equivalents                                                 9,849,928           6,729,730
Securities held to maturity (fair value:  3/31/07 - $18,892,405;
09/30/06 - $20,846,386)                                                             19,435,549          21,533,317
Federal Home Loan Bank stock                                                           774,800             763,300
Loans, net of allowance of $239,234 at 3/31/07 and
   $240,932 at 09/30/06                                                             38,647,356          36,708,128
Loans held for sale                                                                  2,087,185              56,102
Real Estate Owned                                                                       62,934                   -
Premises and equipment, net                                                            668,387             679,743
Accrued interest receivable                                                            238,928             229,118
Prepaid expenses                                                                       174,772             170,844
Other assets                                                                           147,617              74,654
                                                                               ----------------    ----------------

     Total assets                                                              $    72,087,456     $    66,944,936
                                                                               ================    ================

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
     Savings deposits                                                          $     9,888,690     $    10,991,399
     Demand deposits                                                                 5,621,003           5,865,445
     Money market deposits                                                           1,501,687           1,727,815
     Time deposits                                                                  30,050,424          28,089,783
                                                                               ----------------    ----------------
         Total deposits                                                             47,061,804          46,674,442
Federal Home Loan Bank advances                                                     16,700,000          10,200,000
Payments collected on loans sold                                                     1,259,865           1,328,271
Accrued interest payable                                                                88,796              55,117
Drafts in process                                                                      240,753           1,646,387
Other liabilities                                                                      200,071             226,109
                                                                               ----------------    ----------------
     Total liabilities                                                              65,551,289          60,130,326

Common stock, $0.01 par value;  15,000,000 shares authorized,
   560,198 shares issued and outstanding                                                 5,602               5,602
Additional paid-in capital                                                           4,952,482           4,951,052
Unearned ESOP shares                                                                  (397,732)           (425,743)
Retained earnings                                                                    1,975,815           2,283,699
                                                                               ----------------    ----------------

     Total shareholders' equity                                                      6,536,167           6,814,610
                                                                               ----------------    ----------------
     Total liabilities and shareholders' equity                                $    72,087,456     $    66,944,936
                                                                               ================    ================

See accompanying notes to consolidated financial statements.


                                                  OC FINANCIAL, INC.
                                          CONSOLIDATED STATEMENTS OF INCOME
                                  For the Three Months Ended March 31, 2007 and 2006
                                                     (Unaudited)

                                                                                   For the three      For the three
                                                                                   months ended       months ended
                                                                                     March 31,          March 31,
                                                                                       2007               2006
                                                                                 ----------------   ----------------
INTEREST INCOME
     Loans, including fees                                                       $       605,555    $       424,446
     Securities and other investments                                                    237,045            325,874
     Federal funds sold and other                                                         25,332            107,338
                                                                                 ----------------   ----------------
                                                                                         867,932            857,658

INTEREST EXPENSE
     Deposits                                                                            393,828            337,779
     Federal Home Loan Bank advances                                                     156,815            160,250
                                                                                 ----------------   ----------------
                                                                                         550,643            498,029
                                                                                 ----------------   ----------------

NET INTEREST INCOME                                                                      317,289            359,629
Provision for loan losses                                                                      -             15,000
                                                                                 ----------------   ----------------
NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                                                            317,289            344,629

NONINTEREST INCOME
     Service charges and other deposit fees                                               72,287             78,600
     Gain on loan sales                                                                   21,421                  -
     Income from servicing of loans                                                       27,276             23,333
     Visa and ATM interchange income                                                       8,740              9,446
     Other                                                                                16,233             12,627
                                                                                 ----------------   ----------------
                                                                                         145,957            124,006

NONINTEREST EXPENSE
     Compensation and benefits                                                           283,736            303,975
     Occupancy and equipment                                                              25,037             27,972
     Depreciation and amortization                                                        23,574             29,672
     Computer processing expense                                                          31,184             28,341
     VISA and ATM expense                                                                 23,150             19,313
     Bank service charges                                                                 20,839             20,414
     Collection and loan expense                                                          11,594             10,342
     Advertising and promotion                                                            29,294             35,793
     Other insurance premiums                                                             10,032              4,999
     Professional and supervisory fees                                                    47,685             67,837
     State franchise tax expense                                                          21,900             23,850
     Other                                                                                58,724             64,935
                                                                                 ----------------   ----------------
                                                                                         586,749            637,443
                                                                                 ----------------   ----------------

LOSS BEFORE INCOME TAXES                                                                (123,503)          (168,808)

Income tax benefit                                                                             -            (59,116)
                                                                                 ----------------   ----------------

NET LOSS                                                                         $      (123,503)   $      (109,692)
                                                                                 ================   ================

Net loss per share                                                               $         (0.24)   $         (0.21)
                                                                                 ================   ================

                             See accompanying notes to consolidated financial statements.


                                                  OC FINANCIAL, INC.
                                          CONSOLIDATED STATEMENTS OF INCOME
                                   For the Six Months Ended March 31, 2007 and 2006
                                                     (Unaudited)

                                                                                   For the six        For the six
                                                                                   months ended       months ended
                                                                                     March 31,          March 31,
                                                                                       2007               2006
                                                                                 ----------------   ----------------
INTEREST INCOME
     Loans, including fees                                                       $     1,169,702    $       813,024
     Securities and other investments                                                    483,464            607,118
     Federal funds sold and other                                                         63,538            127,782
                                                                                 ----------------   ----------------
                                                                                       1,716,704          1,547,924
INTEREST EXPENSE
     Deposits                                                                            788,472            512,159
     Federal Home Loan Bank advances                                                     315,227            345,372
                                                                                 ----------------   ----------------
                                                                                       1,103,699            857,531
                                                                                 ----------------   ----------------

NET INTEREST INCOME                                                                      613,005            690,393
Provision for loan losses                                                                  5,000             30,000
                                                                                 ----------------   ----------------
NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                                                            608,005            660,393

NONINTEREST INCOME
     Service charges and other deposit fees                                              148,772            171,382
     Commercial Loan Referral Fee                                                         10,000                  -
     Gain on loan sales                                                                   21,421                  -
     Income from servicing of loans                                                       43,827             47,550
     Visa and ATM interchange income                                                      22,436             20,246
     Other                                                                                41,605             30,223
                                                                                 ----------------   ----------------
                                                                                         288,061            269,401
NONINTEREST EXPENSE
     Compensation and benefits                                                           602,199            574,045
     Occupancy and equipment                                                              47,830             57,124
     Depreciation and amortization                                                        49,056             59,241
     Computer processing expense                                                          60,334             55,073
     VISA and ATM expense                                                                 44,471             40,539
     Bank service charges                                                                 43,702             43,316
     Collection and loan expense                                                          23,910             11,981
     Advertising and promotion                                                            42,644             68,568
     Other insurance premiums                                                             16,824             10,163
     Professional and supervisory fees                                                    92,227            131,130
     State franchise tax expense                                                          45,750             34,500
     Other                                                                               135,003            119,853
                                                                                 ----------------   ----------------
                                                                                       1,203,950          1,205,533
                                                                                 ----------------   ----------------

LOSS BEFORE INCOME TAXES                                                                (307,884)          (275,739)
Income tax benefit                                                                             -            (96,322)
                                                                                 ----------------   ----------------

NET LOSS                                                                         $      (307,884)   $      (179,417)
                                                                                 ================   ================

Net loss per share                                                               $         (0.59)   $         (0.35)
                                                                                 ================   ================

                             See accompanying notes to consolidated financial statements


                                                        OC FINANCIAL, INC.
                                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                             Six Months ended March 31, 2007 and 2006
                                                           (unaudited)

                                                                  Additional                                          Total
                                                   Common          Paid in         Retained         Unearned       Shareholders'
                                                    Stock          Capital         Earnings           ESOP            Equity
                                                ------------    -------------    -------------    -------------    -------------

BALANCE AT SEPTEMBER 30, 2005                   $      5,602    $   4,949,797    $  2,898,413     $   (448,150)    $  7,405,662
Earned ESOP Shares                                         -                -               -           18,355           18,355
Net Loss for the six months ended
    March 31, 2006                                         -                -        (179,417)               -         (179,417)
                                                ------------    -------------    -------------    -------------    -------------

BALANCE AT MARCH 31, 2006                       $      5,602    $   4,949,797    $  2,718,996     $   (429,795)    $  7,244,600
                                                ============    =============    =============    =============    =============

BALANCE AT SEPTEMBER 30, 2006                   $      5,602    $   4,951,052    $  2,283,699     $   (425,743)    $  6,814,610
Earned ESOP Shares                                         -            1,430               -           28,011           29,441
Net Loss for the six months ended
    March 31, 2007                                         -                -        (307,884)               -         (307,884)
                                                ------------    -------------    -------------    -------------    -------------

BALANCE AT MARCH 31, 2007                       $      5,602    $   4,952,482    $  1,975,815     $   (397,732)    $  6,536,167
                                                ============    =============    =============    =============    =============




                                  See accompanying notes to consolidated financial statements.


                                                OC FINANCIAL, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 For the Six Months Ended March 31, 2007 and 2006
                                                    (Unaudited)


                                                                                For the six        For the six
                                                                                months ended       months ended
                                                                                  3/31/2007          3/31/2006
                                                                               ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                  $     (307,884)    $     (179,417)
     Adjustments to reconcile net loss to net cash
       from operating activities
         Depreciation and amortization                                                 49,056             59,241
         Provision for loan losses                                                      5,000             30,000
         Deferred fee/costs amortization                                                7,705              6,013
         Earned ESOP Shares                                                            29,441             18,355
         Federal Home Loan Bank stock dividends                                       (11,500)           (20,700)
         Net amortization (accretion) on investment securities                          4,886            (20,878)
         Loans originated and purchased for sale                                   (5,797,636)          (157,219)
         Proceeds from sale of loans                                                3,787,974            157,219
         Net gains on sales of loans                                                  (21,421)                 -
         Changes in other assets                                                      (86,701)           (25,754)
         Changes in other liabilities                                                 (60,765)          (416,347)
                                                                               ---------------    ---------------
Net cash used in operating activities                                              (2,401,845)          (549,487)
                                                                               ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities held to maturity
         Purchases                                                                          -         (2,954,688)
         Maturities, calls and principal payments                                   2,092,882          1,770,343
     Net increase in loans                                                         (2,014,867)          (920,567)
     Premises and equipment expenditures                                              (37,700)           (18,500)
                                                                               ---------------    ---------------
              Net cash used in investing activities                                    40,315         (2,123,412)
                                                                               ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                           387,362         16,932,232
     Proceeds from Federal Home Loan Bank advances                                  6,500,000                  -
     Repayment of Federal Home Loan Bank advances                                           -         (5,250,000)
     Changes in drafts in process                                                  (1,405,634)            50,551
                                                                               ---------------    ---------------
              Net cash provided by financing activities                             5,481,728         11,732,783
                                                                               ---------------    ---------------

Net change in cash and cash equivalents                                             3,120,198          9,059,884
Cash and cash equivalents at beginning of period                                    6,729,730          3,962,586
                                                                               ---------------    ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $    9,849,928     $   13,022,470
                                                                               ===============    ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the six months for:
         Interest                                                              $    1,070,429     $      870,627

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
     Transfer of loans to foreclosed real estate                               $      234,276     $            -
     Institution financed sale of REO                                          $      171,342     $            -

                            See accompanying notes to consolidated financial statements

                                                        5

                               OC FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (Unaudited)

Note 1 - Principles of Consolidation and Basis of Presentation

The consolidated financial statements include OC Financial, Inc. (the "Company"), Ohio Central Savings (the "Bank") and its wholly-owned subsidiary, AUTOARM, LLC, together referred to as "the Corporation." Intercompany transactions and balances are eliminated in the consolidation.

The Company was formed to serve as the stock holding company for the Bank as part of the Bank's conversion and reorganization from a mutual holding company structure. On March 31, 2005, the Bank completed its conversion and reorganization, and the Company issued stock to the Bank's depositors to complete its initial public offering. Prior to the consummation of the reorganization, the Company had no assets or liabilities. For a further discussion of the Company's formation see the Company's Registration Statement on Form SB-2, as amended, declared effective on February 11, 2005 (File Number 333-121411).

The (a) condensed balance sheet as of September 30, 2006, which has been derived from audited financial statements, and (b) the unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month period and six-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007. The Company's consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2006 should be read in conjunction with these statements. The Bank operates in one business segment, banking.

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

Note 2 - Adoption of Plan of Conversion and Reorganization

On December 14, 2004, the Board of Directors of the Bank adopted a plan of conversion and reorganization pursuant to which the Bank reorganized from a mutual holding company structure and became a wholly-owned subsidiary of the Company which sold its common stock to eligible depositors of the Bank in a subscription offering. The offering closed on March 31, 2005 with net proceeds of $5.0 million received on the sale of 560,198 common shares. The net proceeds were used for general corporate purposes, including the purchase of mortgage-backed securities and funding of loans. The Company also provided a $448,150 loan to the newly-established employee stock ownership plan, as discussed in Note 3.

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

Note 4 - Net Loss Per Share

Net Loss per share for the three months and the six months ended March 31, 2007 were $(0.24) and $(0.59), respectively. Common shares outstanding for purposes of the earnings per share calculation were as follows for the three months and the six months ended March 31, 2007:

                                                           Three Months       Six Months
                                                              Ended             Ended
                                                          March 31, 2007    March 31, 2007
                                                          --------------    --------------
    Average shares outstanding                                   560,198           560,198
    Average unearned ESOP shares                                  40,054            40,754
                                                          --------------    --------------
    Weighted average common shares outstanding,
      basic and diluted                                          520,144           519,444
                                                          ==============    ==============

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
                                                          ==============    ==============

As of March 31, 2007, the Company currently had no potentially dilutive securities. On April 19, 2006 the Company's shareholders approved the 2006 Stock Incentive Plan pursuant to which the Company may grant stock options and award shares of restricted stock to directors, officers and employees. As of March 31, 2007, no options or shares of restricted stock had been granted.

Note 5 - New Accounting Pronouncements

EITF 06-11

In March, 2007, the FASB ratified EITF Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF 06-11 required companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The Company does not expect EITF 06-11 will have a material impact on its financial position, results of operations or cash flows.

FASB 157

In July 2006, the FASB issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must presume the tax position will be examined by the relevant tax authority and determine whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of FIN 48 represents a change in accounting principle and shall be reported as an adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its Consolidated Financial Statements.

SFAS 157

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The provisions of SFAS No. 157 should be applied prospectively as of the beginning of the fiscal year in which is initially applie3d, except for certain financial instruments which require retrospective application as of the beginning of the fiscal year of initial application (a limited form of retrospective application). The transition adjustment, measured as the difference between the carrying amounts and the fair values of those financial instruments at the date SFAS No. 157 is initially applied, should be recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of adopting SFAS No. 157 on its Consolidated Financial Statements and whether to adopt its provisions prior to the required effective date.

SAB 108

In September 2006, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") 108. This release expresses the staff's view regarding the process of quantifying financial statement misstatements and addresses diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company has reviewed the SAB in connection with our condensed consolidated financial statements for the current and prior periods, and has determined that its adoption will not have an impact on any of these financial statements.

SFAS 159

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our company January 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

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

BUSINESS STRATEGY

      Prior to our three and a half year affiliation with Third Federal, from November, 2001 to March, 2005, Ohio Central Savings was a full service community-based savings institution generating a wide variety of loans for our customers. As a result of our affiliation, and as part of our strategic plan, our potential mortgage loan customers were referred to Third Federal. We also increased our automobile lending program as part of the alliance through marketing efforts with Third Federal. During our affiliation with Third Federal, we originated $117.0 million in automobile loans, 80% of which were sold to Third Federal. Also during our three and a half year affiliation our mortgage loan portfolio declined by $11.3 million or about 63.1% from $17.9 million to $6.6 million. Following our separation from Third Federal in March, 2005, we reinitiated our mortgage lending activity within our market areas and retained automobile loans in our portfolio. This strategy of increased lending activity is intended to result in higher levels of earnings, but there can be no guarantee that we will be able to accomplish this objective. We plan to retain these loans in our portfolio, subject to our interest rate risk and liquidity management needs, in order to improve our earnings.

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

      We have also continued to pursue our automobile loan origination and servicing business offered to other financial institutions through our AutoARM(R) subsidiary. This subsidiary was formed in August 2003 and is a third party originator and servicer of direct automobile loans for other financial institutions. AutoARM(R) is a program designed by Ohio Central Savings to offer these services to other financial institutions in a manner similar to the method that was developed to be used with Third Federal. Loans originated and funded by AutoARM(R) will not generate a gain on sale to the other institutions but will generate servicing income to us. During the quarter ended March 31, 2007, we entered into four new agreements with AutoARM(R) partners to originate and service auto loans, bringing the total number of institutions to nineteen. We anticipate that the number of AutoARM(R) customers will continue to increase through our continued marketing efforts, but we cannot guarantee the results of our efforts.

COMPARISON OF RESULTS OF OPERATION FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

      GENERAL. Our net loss for the three months ended March 31, 2007 was $124,000 compared to a net loss of $110,000 for the three months ended March 31, 2006. Our loss before income taxes for the three months ended March 31, 2007 was $124,000 compared to a loss before income taxes of $169,000 for the three months ended March 31, 2006.

      The increase in our net loss can be attributed to not recognizing any tax benefit on our operating losses. Also an overall increase in deposit costs, as a result of the current inverted yield curve, has caused a corresponding decline in our net interest margin. Within our own portfolio, we continued replacement of lower interest rate loans with higher interest rate loans as market rates increased over the three month period ended March 31, 2007.

      INTEREST INCOME. Interest income increased to $868,000 for the three months ended March 31, 2007 from $858,000 for the three months ended March 31, 2006. The primary reason for the increase in interest income was an increase of $181,000 in loan income offset by a reduction in interest income on securities and other investments of $89,000 and a reduction in federal fund interest of $82,000. The increase in loan income was primarily due to a net increase in the balance of our loan portfolio of $10.4 million from March 31, 2006 to March 31, 2007. As we intend to increase our emphasis on residential mortgage and consumer lending, this trend of increasing interest-earning assets may continue. The weighted average yield on loans increased from 5.68% for the three months ended March 31, 2006 to 6.13% for the three months ended March 31, 2007. The weighted average yield on securities decreased from 4.84% for the three months ended March 31, 2006 to 4.54% for the three months ended March 31, 2007. The total average balance of interest earning assets decreased $3.9 million from $68.5 million for the three months ended March 31, 2006 to $64.6 million for the three months ended March 31, 2007. The weighted average yield on interest earning assets increased 37 basis points from 5.00% for the three months ended March 31, 2006 to 5.37% for the three months ended March 31, 2007.

      INTEREST EXPENSE. Interest expense increased $53,000 to $551,000 for the three months ended March 31, 2007 from $498,000 for the three months ended March 31, 2006. The increase in interest expense was attributed to an increase in the cost of deposits as a result of the increase in short-term market interest rates during 2006 and 2007. From March 31, 2006 to March 31, 2007, our outstanding deposits decreased $2.9 million. Interest expense on deposits increased $56,000 to $394,000 for the quarter ending March 31, 2007 from $338,000 for the quarter ended March 31, 2006. The average cost of deposits increased 59 basis points to 3.41% for the quarter ended March 31, 2007 from 2.82% for the quarter ended March 31, 2006.

      As interest rates stabilize or increase, we expect interest expense will increase as our cost of interest bearing liabilities increase through higher rates on existing deposits and on new deposits. Our average weighted cost of funds was 3.80% for the three months ended March 31, 2007 compared to 3.36% for the three months ended March 31, 2006.

      NET INTEREST INCOME. Net interest income decreased $43,000 to $317,000 for the three months ended March 31, 2007 from $360,000 for the three months ended March 31, 2006. The decrease in net interest income was primarily the result of our gradual shift to loans from investments as described above offset by increasing interest rates for deposits. Our net interest margin has declined to 1.96% for the three months ended March 31, 2007 compared to 2.04% for the three months ended March 31, 2006.

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

      Based on management's evaluation of the above factors, no provision was made for the three months ended March 31, 2007. A provision of $15,000 was made for the three months ended March 31, 2006. The amount of general allowance allocations made for smaller balance homogeneous loans has remained constant during the three months ended March 31, 2007, primarily resulting from the performance of the portfolio, actual losses and recoveries. Loan charge-offs were $5,000, for the three months ended March 31, 2007, down from $12,000 for the three months ended March 31, 2006. Recoveries were $1,000 for the three months ended March 31, 2007, compared to $100 for the three month period ended March 31, 2006.

      While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, our regulator, the Office of Thrift Supervision ("OTS"), as an integral part of their examination process, periodically reviews the allowance for loan losses and may require us to recognize additional provisions based on its judgment of information available at the time of the examination. The allowance for loan losses as of March 31, 2007 was maintained at a level that represents management's best estimate of probable incurred losses in the loan portfolio.

      NON-INTEREST INCOME. Non-interest income increased $22,000 to $146,000 for the three months ended March 31, 2007 from $124,000 for the three months ended March 31, 2006. The overall increase in non-interest income was attributed primarily to a $21,000 gain on the sale of a pool of auto loans in March, 2007.

      NON-INTEREST EXPENSE. Non-interest expense was $587,000 for the quarter ended March 31, 2007 which was $50,000 less than the same period in 2006. The decrease was primarily due to a decrease in professional fees of $20,000 as well as a decrease in compensation expense of $20,000 from the comparable period in 2006.

      INCOME TAX EXPENSE. No income tax expense or benefit was recognized for the three months ended March 31, 2007 due to our continuing operating losses which has required the establishment of a valuation allowance on our deferred tax assets related to our net operating loss carry forwards. An income tax benefit of $59,000 was recognized for the three months ended March 31, 2006.

COMPARISON OF RESULTS OF OPERATION FOR THE SIX MONTHS ENDED MARCH 31, 2007 AND 2006

      GENERAL. Our net loss for the six months ended March 31, 2007 was $308,000 compared to a net loss of $179,000 for the six months ended March 31, 2006.

      A number of factors contributed to the increase in net loss, including an increase in our interest expense offset in part by an increase in our interest income. We also have not recognized a tax benefit on our operating losses for the six months ended March 31, 2007 compared to the six months ended March 31, 2006. We continue to see a compression in our net interest margin as a result of the inverted yield curve and its effects on our loan and deposit pricing abilities. Within our own portfolio, we continued replacement of lower interest rate loans with higher interest rate loans over the six month period ended March 31, 2007. Overall non interest income increased for the six months ended March 31, 2007 as compared to the six months ended March 31, 2006 primarily as a result of an increase in the gain on sale of auto loans. Fee income decreased during the period and non interest expenses remained constant.

      INTEREST INCOME. Interest income increased to $1.7 million for the six months ended March 31, 2007 from $1.5 million for the six months ended March 31, 2006. The primary reason for the increase in interest income were increases of $357,000 in loan income offset by reductions of $124,000 and $64,000 in security and investment income and interest on federal funds, respectively. The increase in loan income was primarily due to a net increase in the balance of our loan portfolio of $10.5 million from March 31, 2006 to March 31, 2007. As we continue to increase our emphasis on residential mortgage and consumer auto lending, this trend of increasing interest-earning assets may continue. The weighted average yield on loans increased from 5.50% for the six months ended March 31, 2006 to 5.99% for the six months ended March 31, 2007. The weighted average yield on securities decreased from 4.68% for the six months ended March 31, 2006 to 4.56% for the six months ended March 31, 2007. The average balance of interest earning assets increased $1.6 million from the six months ended March 31, 2006 to the six months ended March 31, 2007, and the weighted average yield on interest earning assets increased 40 basis points from 4.94% to 5.34%.

      INTEREST EXPENSE. Interest expense increased $246,000 to $1.1 million for the six months ended March 31, 2007 from $858,000 for the six months ended March 31, 2006. The increase in interest expense is attributed to an increase in the cost of deposits as a result of the increase in short-term market interest rates during 2006 and 2007. Interest expense on deposits increased $276,000 to $788,000 for the six months ended March 31, 2007 from $512,000 for the six months ended March 31, 2006. The average cost of deposits increased 89 basis points to 3.42% for the six months ended March 31, 2007 from 2.53% for the six months ended March 31, 2006.

      As interest rates stabilize or increase, we expect interest expense will increase as our cost of interest bearing liabilities increase through higher rates on existing deposits and on new deposits. Our average weighted cost of funds was 3.85% for the six months ended March 31, 2007 compared to 3.16% for the six months ended March 31, 2006.

      NET INTEREST INCOME. Net interest income decreased $77,000 to $613,000 for the six months ended March 31, 2007 from $690,000 for the six months ended March 31, 2006. The decrease in net interest income was primarily the result of increasing interest rates for deposits offset in part by a gradual shift to loans from investments as described above. Our net interest margin has declined to 1.91% for the six months ended March 31, 2007 compared to 2.20% for the six months ended March 31, 2006 as the negative effects of the inverted yield curve continue to impact our earnings.

      PROVISION FOR LOAN LOSSES. The Company establishes provisions for loan losses, which are charged to operations, at a level required to reflect probable and estimable credit losses in the loan portfolio. Based on management's evaluation of the factors previously discussed, a provision was made for the six months ended March 31, 2007 in the amount of $5,000 compared to a provision of $30,000 for the six months ended March 31, 2006. The decrease in provision for loan losses was primarily attributable to management's ongoing assessment of risk within our loan portfolio. Based upon this assessment, management believes the current provision for loan losses to be adequate. The amount of general allowance allocations made for smaller balance homogeneous loans has remained constant during the six months ended March 31, 2007 primarily resulting from the performance of the portfolio, actual losses and recoveries. Loan charge-offs were $5,000, for the six months ended March 31, 2007, down from $14,000 for the six months ended March 31, 2006. Recoveries were $1,000 for the six months ended March 31, 2007, compared to $800 for the six month period ended March 31, 2006.

      While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, the OTS, as an integral part of its examination process, periodically reviews the allowance for loan losses and may require us to recognize additional provisions based on its judgment of information available at the time of the examination. The allowance for loan losses as of March 31, 2007 was maintained at a level that represents management's best estimate of probable incurred losses in the loan portfolio.

      NON-INTEREST INCOME. Non-interest income increased $19,000 to $288,000 for the six months ended March 31, 2007 from $269,000 for the six months ended March 31, 2006. The overall increase in non-interest income was attributed primarily to a $21,000 gain on the sale of a pool of auto loans in March, 2007 as well as a $10,000 commercial loan referral fee received in October, 2006.

      NON-INTEREST EXPENSE. Non-interest expense was $1.2 million for the six months ended March 31, 2007 and was comparable to non-interest expense recognized during the comparable six month period ended March 31, 2006.

      INCOME TAX EXPENSE. No income tax expense or benefit was recognized for the six months ended March 31, 2007 due to our continuing operating losses which has required the establishment of a valuation allowance on our deferred tax assets related to our net operating loss carry forwards. For the six months ended March 31, 2006, the Company recognized a tax benefit of $96,000.

CHANGES IN FINANCIAL CONDITION FROM SEPTEMBER 30, 2006 TO MARCH 31, 2007.

      GENERAL. Total assets increased by $5.2 million, or 7.68%, to $72.1 million at March 31, 2007 from $66.9 million at September 30, 2006. The increase was attributed primarily to $6.5 million of short term Federal Home Loan Bank advances obtained in March, 2007. The advances were utilized to fund the purchase of short-term assets to grow our balance sheet in order to meet the consumer loan percentage of asset limitations as imposed by the Home Owners' Loan Act.

      ASSETS. Our loan portfolio increased $1.9 million from $36.7 million at September 30, 2006 to $38.6 million at March 31, 2007. Loans held for sale increased $2.0 million from $56,000 at September 30, 2006 to $2.1 million at March 31, 2007. The increase in loans held for sale was attributed to the purchase of two pools of loans in March, 2007 with an outstanding principal balance of $4.4 million. $2.2 million of the loans purchased were subsequently sold with the servicing retained by the Company in March, 2007 with the remaining loans available for sale.

      Federal Funds outstanding increased $3.2 million from $6.3 million at September 30, 2006 to $9.5 million at March 31, 2007. Federal Home Loan Bank advances of $6.5 million were obtained in March, 2007 to fund the purchase of short-term investments to grow our balance sheet in order to meet the consumer loan percentage of asset limitations as imposed by the Home Owners' Loan Act.

      The allowance for loan losses was $239,000 at March 31, 2007 or 0.62% of loans, compared to $241,000, or 0.65% of loans at September 30, 2006. The allowance for loan losses consists of general allowance allocations made for pools of homogeneous loans and specific allowances on individual loans for which management has significant concerns regarding the borrowers' ability to repay the loans in accordance with the terms of the loans. Non-performing loans totaled $27,000 at March 31, 2007 and $130,000 at September 30, 2006,
respectively. The decrease was attributed to the payoff of one non-performing residential mortgage loan during the period. In determining the amount of allowance for loan loss allocations needed for non-performing loans, management has considered expected future borrower cash flows and the fair value of underlying collateral.

      DEPOSITS. Total deposits increased by $387,000, or 0.83%, to $47.1 million at March 31, 2007 from $46.7 million at September 30, 2006. Time deposits increased approximately $2.0 million during the same period primarily as a result of the certificate of deposit promotion conducted in the three months ended March 31, 2007.

      BORROWINGS. Federal Home Loan Bank advance balances were $16.7 million at March 31, 2007 and $10.2 million at September 30, 2006. Short-term advances increased $6.5 million during the quarter ended March 31, 2007 to fund the purchase of short-term investments to grow our balance sheet in order to meet the consumer loan percentage of asset limitations as imposed by the Home Owners' Loan Act. We expect that Federal Home Loan Bank advances will continue to provide the Company with an additional funding source to meet the needs of its lending activities.

      SHAREHOLDERS' EQUITY. Total consolidated shareholders' equity for the Company decreased $278,000, or 4.09%, to $6.5 million at March 31, 2007 from $6.8 million at September 30, 2006. The decrease in equity was primarily the result of our operating loss of $308,000 for the six month period.

      CAPITAL RESOURCES. At March 31, 2007, capital at the Bank totaled $6.0 million. Management monitors the capital levels of the Bank to provide for current and future business opportunities and to meet regulatory guidelines for "well-capitalized" institutions.

      The Bank is required by the OTS to meet minimum capital adequacy requirements. The Bank's actual and required levels of capital as reported to the OTS at March 31, 2007 are as follows:

                                                                                               TO BE WELL
                                                                                           CAPITALIZED UNDER
                                                                       FOR CAPITAL         PROMPT CORRECTIVE
                                                 ACTUAL             ADEQUACY PURPOSES      ACTION PROVISIONS
                                         ----------------------  ----------------------  ----------------------
                                           AMOUNT      RATIO       AMOUNT      RATIO       AMOUNT      RATIO
                                         ----------  ----------  ----------  ----------  ----------  ----------
                                                                   (DOLLARS IN THOUSANDS)
      As of March 31, 2007
      --------------------
      Total capital (to risk weighted
      assets).........................   $    6,255      15.33%  $    3,263       8.00%  $    4,079      10.00%
      Tier 1 (core) capital (to risk
      weighted assets)................   $    6,016      14.75%  $    1,632       4.00%  $    2,448       6.00%
      Tier 1 (core) capital (to
      adjusted total assets)..........   $    6,016       8.27%  $    2,900       4.00%  $    3,625       5.00%

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

      In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. At March 31, 2007, Ohio Central Savings had additional borrowing capacity of $11.2 million with the Federal Home Loan Bank of Cincinnati. Additionally, Ohio Central Savings has access to the Federal Reserve Bank of Cleveland discount window for borrowing. The available line at the discount window is $19.6 million.

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

ITEM 3 - Controls and Procedures

      An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) for the quarter ended March 31, 2007. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

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

                                 March 31, 2007

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

      None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

      None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The annual meeting of stockholders of OC Financial, Inc. (the "Company"), was held on February 28, 2007. There were present at the meeting, in person, holders of 560,198 shares of Company common stock, constituting a quorum.

      Matters Submitted:

                                                                      Results of Stockholder Vote
                                                                      ---------------------------

                                                                                               Abstention and
                                                                                                  Broker
                                                             For       Against     Withheld      Non-Votes
                                                         -----------------------------------------------------
1)    Election of the following directors for
      terms expiring at the 2010 Annual Meeting
      of the stockholders, and until their
      successors are duly elected and qualified:

      Christopher L. Lardiere                               536,339       N/A        33,859         N/A
      Diane M. Gregg                                        536,339       N/A        33,859         N/A

2)    The stockholders of the company ratified
      the appointment of Beard Miller Company,
      LLP as the auditors of the Company for the
      fiscal year ending September 30, 2007 by a
      vote of:                                              536,339      23,859        N/A          N/A

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

                                 March 31, 2007

                           PART II - OTHER INFORMATION

                                   Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              OC FINANCIAL, INC.
                                              (Registrant)


Date: May 15, 2007                            /s/ Robert W. Hughes
                                              ----------------------------------
                                              Robert W. Hughes
                                              Chairman, President, and Chief
                                              Executive Officer