Form 10QSB
period 2007-06-30
OC Financial Inc
filed 2007-08-13
CIK 1310273

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

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

Issuer's telephone number, including area code: (800) 678-6228.

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

           Class                                  Outstanding at August 13, 2007
Common Stock,  $0.01 Par Value                                560,198

          Transitional Small Business Disclosure Format YES [ ] NO [X]

                               OC FINANCIAL, INC.

                          Form 10-QSB Quarterly Report

                                Table of Contents


                          PART I. FINANCIAL INFORMATION

                                                                           Page
                                                                          Number
                                                                          ------

Item 1.    Financial Statements ..........................................    1
Item 2.    Management's Discussion and Analysis or Plan of Operation......   10
Item 3.    Controls and Procedures........................................   17

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings..............................................   18
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds....   18
Item 3.    Defaults Upon Senior Securities................................   18
Item 4.    Submission of Matters to a Vote of Security Holders............   18
Item 5.    Other Information..............................................   18
Item 6.    Exhibits.......................................................   18

Signature Page   .........................................................   19


                                   PART I: FINANCIAL INFORMATION
                                   ITEM 1 - FINANCIAL STATEMENTS
                                        OC FINANCIAL, INC.
                                    CONSOLIDATED BALANCE SHEETS
                           June, 2007 (unaudited) and September 30, 2006


                                                                 June 30,          September 30,
                                                                   2007                2006
                                                             ----------------    ----------------
ASSETS

Cash and due from financial institutions                     $        360,442    $        456,730
Federal funds sold                                                  6,504,000           6,273,000
                                                             ----------------    ----------------
     Total cash and cash equivalents                                6,864,442           6,729,730
Securities held to maturity (fair value:
  6/30/07 - $17,521,568; 09/30/06 - $20,846,386)                   18,339,820          21,533,317
Federal Home Loan Bank stock                                          774,800             763,300
Loans, net of allowance of $236,508 at 6/30/07
  and $240,932 at 09/30/06                                         40,329,938          36,708,128
Loans held for sale                                                    46,443              56,102
Real Estate Owned                                                      58,955                   -
Premises and equipment, net                                           650,242             679,743
Accrued interest receivable                                           251,771             229,118
Prepaid expenses                                                      218,745             170,844
Other assets                                                          111,736              74,654
                                                             ----------------    ----------------

     Total assets                                            $     67,646,892    $     66,944,936
                                                             ================    ================

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
     Savings deposits                                         $    10,023,388    $     10,991,399
     Demand deposits                                                5,227,258           5,865,445
     Money market deposits                                          1,472,944           1,727,815
     Time deposits                                                 31,685,943          28,089,783
                                                             ----------------    ----------------
         Total deposits                                            48,409,533          46,674,442
Federal Home Loan Bank advances                                    11,200,000          10,200,000
Payments collected on loans sold                                    1,122,433           1,328,271
Accrued interest payable                                               93,323              55,117
Drafts in process                                                     212,395           1,646,387
Other liabilities                                                     189,435             226,109
                                                             ----------------    ----------------
     Total liabilities                                             61,227,119          60,130,326

Shareholders' Equity
Common stock, $0.01 par value; 15,000,000 shares
  authorized, 560,198 shares issued and outstanding                     5,602               5,602
Additional paid-in capital                                          4,952,957           4,951,052
Unearned ESOP shares                                                 (392,128)           (425,743)
Retained earnings                                                   1,853,342           2,283,699
                                                             ----------------    ----------------

     Total shareholders' equity                                     6,419,773           6,814,610
                                                             ----------------    ----------------
     Total liabilities and shareholders' equity              $     67,646,892    $     66,944,936
                                                             ================    ================

                   See accompanying notes to consolidated financial statements.


                                         OC FINANCIAL, INC.
                                 CONSOLIDATED STATEMENTS OF INCOME
                         For the Three Months Ended June 30, 2007 and 2006
                                            (Unaudited)


                                                               For the three        For the three
                                                               months ended         months ended
                                                               June 30, 2007        June 30, 2006
                                                              ---------------      ---------------

INTEREST INCOME
     Loans, including fees                                    $       612,410      $       449,175
     Securities and other investments                                 222,954              248,800
     Federal funds sold and other                                      65,738               92,758
                                                              ---------------      ---------------
                                                                      901,102              790,733

INTEREST EXPENSE
     Deposits                                                         421,671              367,543
     Federal Home Loan Bank advances                                  162,289              124,955
                                                              ---------------      ---------------
                                                                      583,960              492,498
                                                              ---------------      ---------------

NET INTEREST INCOME                                                   317,142              298,235
Provision for loan losses                                                   -               15,000
                                                              ---------------      ---------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                   317,142              283,235

NONINTEREST INCOME
     Service charges and other deposit fees                            67,322               81,921
     Gain on loan sales                                                24,806                    -
     Income from servicing of loans                                    20,756               25,602
     Visa and ATM interchange income                                   10,059                9,384
     Other                                                             16,915               23,009
                                                              ---------------      ---------------
                                                                      139,858              139,916

NONINTEREST EXPENSE
     Compensation and benefits                                        293,790              313,615
     Occupancy and equipment                                           23,628               26,018
     Depreciation and amortization                                     23,488               25,663
     Computer processing expense                                       31,796               30,343
     VISA and ATM expense                                              19,771                2,827
     Bank service charges                                              19,071               22,131
     Collection and loan expense                                       11,115               11,067
     Advertising and promotion                                         31,030               22,082
     Other insurance premiums                                          10,567                6,090
     Professional and supervisory fees                                 46,412               31,659
     State franchise tax expense                                       19,371               23,850
     Other                                                             49,434               70,947
                                                              ---------------      ---------------
                                                                      579,473              586,292
                                                              ---------------      ---------------

LOSS BEFORE INCOME TAXES                                             (122,473)            (163,141)

Income tax benefit                                                          -               56,239
                                                              ---------------      ---------------

NET LOSS                                                      $      (122,473)     $      (106,902)
                                                              ===============      ===============

Net loss per share                                            $         (0.24)     $         (0.21)
                                                              ===============      ===============

                    See accompanying notes to consolidated financial statements.


                                         OC FINANCIAL, INC.
                                 CONSOLIDATED STATEMENTS OF INCOME
                          For the Nine Months Ended June 30, 2007 and 2006
                                            (Unaudited)


                                                               For the nine         For the nine
                                                               months ended         months ended
                                                               June 30, 2007        June 30, 2006
                                                              ---------------      ---------------

INTEREST INCOME
     Loans, including fees                                    $     1,782,112      $     1,262,198
     Securities and other investments                                 706,418              855,918
     Federal funds sold and other                                     129,276              220,540
                                                              ---------------      ---------------
                                                                    2,617,806            2,338,656
INTEREST EXPENSE
     Deposits                                                       1,210,143              879,702
     Federal Home Loan Bank advances                                  477,516              470,327
                                                              ---------------      ---------------
                                                                    1,687,659            1,350,029
                                                              ---------------      ---------------

NET INTEREST INCOME                                                   930,147              988,627
Provision for loan losses                                               5,000               45,000
                                                              ---------------      ---------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                   925,147              943,627

NONINTEREST INCOME
     Service charges and other deposit fees                           216,094              253,303
     Commercial Loan Referral Fee                                      10,000                    -
     Gain on loan sales                                                46,227                    -
     Income from servicing of loans                                    64,583               73,152
     Visa and ATM interchange income                                   32,495               29,630
     Other                                                             58,520               53,232
                                                              ---------------      ---------------
                                                                      427,919              409,317
NONINTEREST EXPENSE
     Compensation and benefits                                        895,989              887,660
     Occupancy and equipment                                           71,458               83,142
     Depreciation and amortization                                     72,544               84,904
     Computer processing expense                                       92,130               85,416
     VISA and ATM expense                                              64,242               43,366
     Bank service charges                                              62,773               65,447
     Collection and loan expense                                       35,025               23,048
     Advertising and promotion                                         73,674               90,650
     Other insurance premiums                                          27,391               16,253
     Professional and supervisory fees                                138,639              162,789
     State franchise tax expense                                       65,121               58,350
     Other                                                            184,437              190,801
                                                              ---------------      ---------------
                                                                    1,783,423            1,791,826
                                                              ---------------      ---------------

LOSS BEFORE INCOME TAXES                                             (430,357)            (438,882)
Income tax benefit                                                          -              152,561
                                                              ---------------      ---------------

NET LOSS                                                      $      (430,357)     $      (286,321)
                                                              ===============      ===============

Net loss per share                                            $         (0.83)     $         (0.55)
                                                              ===============      ===============

                    See accompanying notes to consolidated financial statements


                                                    OC FINANCIAL, INC.
                                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                         Nine Months ended June 30, 2007 and 2006
                                                       (unaudited)
------------------------------------------------------------------------------------------------------------------------


                                                          Additional                                           Total
                                           Common          Paid in         Retained         Unearned       Shareholders'
                                           Stock           Capital         Earnings           ESOP             Equity
                                       -------------    -------------    -------------    -------------    -------------

BALANCE AT SEPTEMBER 30, 2005          $       5,602    $   4,949,797    $   2,898,413    $    (448,150)   $   7,405,662
Earned ESOP Shares                                 -                -                -           18,355           18,355
Net Loss for the nine months ended
  June 30, 2006                                    -                -         (286,321)               -         (286,321)
                                       -------------    -------------    -------------    -------------    -------------

BALANCE AT JUNE 30, 2006               $       5,602    $   4,949,797    $   2,612,092    $    (429,795)   $   7,137,696
                                       =============    =============    =============    =============    =============


BALANCE AT SEPTEMBER 30, 2006          $       5,602    $   4,951,052    $   2,283,699    $    (425,743)   $   6,814,610
Earned ESOP Shares                                 -            1,905                -           33,615           35,520
Net Loss for the nine months ended
  June 30, 2007                                    -                -         (430,357)               -         (430,357)
                                       -------------    -------------    -------------    -------------    -------------

BALANCE AT JUNE 30, 2007               $       5,602    $   4,952,957    $   1,853,342    $    (392,128)   $   6,419,773
                                       =============    =============    =============    =============    =============

                               See accompanying notes to consolidated financial statements.


                                             OC FINANCIAL, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              For the Nine Months Ended June 30, 2007 and 2006
                                                (Unaudited)


                                                                       For the nine         For the nine
                                                                       months ended         months ended
                                                                       June 30, 2007        June 30, 2006
                                                                      ---------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                         $      (430,357)     $      (286,321)
     Adjustments to reconcile net loss to net cash
       from operating activities
         Depreciation and amortization                                         72,544               84,904
         Provision for loan losses                                              5,000               45,000
         Deferred fee/costs amortization                                       11,684                8,108
         Earned ESOP Shares                                                    35,520               18,355
         Federal Home Loan Bank stock dividends                               (11,500)             (31,300)
         Net amortization (accretion) on investment securities                  7,993              (34,670)
         Loans originated and purchased for sale                           (6,527,258)          (1,076,905)
         Proceeds from sale of loans                                        6,583,144            1,076,905
         Net gains on sales of loans                                          (46,227)                   -
         Changes in other assets                                             (107,636)             (82,675)
         Changes in other liabilities                                        (204,306)            (783,829)
                                                                      ---------------      ---------------
     Net cash used in operating activities                                   (611,399)          (1,062,428)
                                                                      ---------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities held to maturity
         Purchases                                                                  -           (2,954,688)
         Maturities, calls and principal payments                           3,185,504            5,510,024
     Net increase in loans                                                 (3,697,449)          (3,464,375)
     Premises and equipment expenditures                                      (43,043)             (75,813)
                                                                      ---------------      ---------------
              Net cash used in investing activities                          (554,988)            (984,852)
                                                                      ---------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                 1,735,091           12,800,646
     Proceeds from Federal Home Loan Bank advances                          7,500,000                    -
     Repayment of Federal Home Loan Bank advances                          (6,500,000)          (9,250,000)
     Changes in drafts in process                                          (1,433,992)             222,632
                                                                      ---------------      ---------------
              Net cash provided by financing activities                     1,301,099            3,773,278
                                                                      ---------------      ---------------

Net change in cash and cash equivalents                                       134,712            1,725,998
Cash and cash equivalents at beginning of period                            6,729,730            3,962,586
                                                                      ---------------      ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $     6,864,442      $     5,688,584
                                                                      ===============      ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the nine months for Interest                    $     1,649,453      $     1,350,029

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
     Transfer of loans to foreclosed real estate                      $       234,276      $             -
     Institution financed sale of REO                                 $       171,342      $             -

                        See accompanying notes to consolidated financial statements

                                                     5

                               OC FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (Unaudited)

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

The (a) condensed balance sheet as of September 30, 2006, which has been derived from audited financial statements, and (b) the unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month period and nine-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007. The Company's consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2006 should be read in conjunction with these statements. The Bank operates in one business segment, banking.

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

Note 4 - Net Loss Per Share

Net loss per share for the three months and the nine months ended June 30, 2007 were $(.24) and $(0.83), respectively. Common shares outstanding for purposes of the earnings per share calculation were as follows for the three months and the nine months ended June 30, 2007:

                                                            Three Months         Nine Months
                                                               Ended                Ended
                                                           June 30, 2007        June 30, 2007
                                                          ---------------      ---------------
     Average shares outstanding                                   560,198              560,198
     Average unearned ESOP shares                                  39,493               40,334
                                                          ---------------      ---------------
     Weighted average common shares outstanding,
       basic and diluted                                          520,705              519,864
                                                          ===============      ===============

                                                            Three Months         Nine Months
                                                               Ended                Ended
                                                           June 30, 2006        June 30, 2006
                                                          ---------------      ---------------

     Average shares outstanding                                   560,198              560,198
     Average unearned ESOP shares                                  42,980               43,592
                                                          ---------------      ---------------
     Weighted average common shares outstanding,
       basic and diluted                                          517,218              516,606
                                                          ===============      ===============

As of June 30, 2007, the Company currently had no potentially dilutive securities. On April 19, 2006 the Company's shareholders approved the 2006 Stock Incentive Plan pursuant to which the Company may grant stock options and award shares of restricted stock to directors, officers and employees. As of June 30, 2007, no options or shares of restricted stock had been granted.

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

FIN 48

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

SFAS 157

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The provisions of SFAS No. 157 should be applied prospectively as of the beginning of the fiscal year in which is initially applied, except for certain financial instruments which require retrospective application as of the beginning of the fiscal year of initial application (a limited form of retrospective application). The transition adjustment, measured as the difference between the carrying amounts and the fair values of those financial instruments at the date SFAS No. 157 is initially applied, should be recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of adopting SFAS No. 157 on its Consolidated Financial Statements and whether to adopt its provisions prior to the required effective date.

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

BUSINESS STRATEGY

      Prior to our three and a half year affiliation with Third Federal, from November, 2001 to March, 2005, Ohio Central Savings was a full service community-based savings institution generating a wide variety of loans for our customers. As a result of our affiliation, and as part of our strategic plan, our potential mortgage loan customers were referred to Third Federal. We also increased our automobile lending program as part of the alliance through marketing efforts with Third Federal. During our affiliation with Third Federal, we originated $117.0 million in automobile loans, 80% of which were sold to Third Federal. Also during our three and a half year affiliation our mortgage loan portfolio declined by $11.3 million or about 63.1% from $17.9 million to $6.6 million. Following our separation from Third Federal in March, 2005, we reinitiated our mortgage lending activity within our market areas and retained automobile loans in our portfolio. This strategy of increased lending activity is intended to result in higher levels of earnings, but there can be no guarantee that we will be able to accomplish this objective. We plan to retain the new loans in our portfolio, subject to our interest rate risk and liquidity management needs, in order to improve our earnings.

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

      We have also continued to pursue our automobile loan origination and servicing business offered to other financial institutions through our AutoARM(R) subsidiary. This subsidiary was formed in August 2003 and is a third party originator and servicer of direct automobile loans for other financial institutions. AutoARM(R) is a program designed by Ohio Central Savings to offer these services to other financial institutions in a manner similar to the method that was developed to be used with Third Federal. Loans originated and funded by AutoARM(R) will not generate a gain on sale to the other institutions but will generate servicing income to us. During the quarter ended June 30, 2007, we did not enter into any new agreements with AutoARM(R) partners to originate and service auto loans. At June 30, 2007 we had a total of seventeen AutoARM(R) partners.

COMPARISON OF RESULTS OF OPERATION FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006

      GENERAL. Our net loss for the three months ended June 30, 2007 was $122,000 compared to a net loss of $107,000 for the three months ended June 30, 2006. Our loss before income taxes for the three months ended June 30, 2007 was $122,000 compared to a loss before income taxes of $163,000 for the three months ended June 30, 2006.

      The increase in our net loss can also be attributed to not recognizing any income tax benefit on our operating losses offset by an increase of $19,000 in our net interest income for the quarter ended June 30, 2007 as compared to the same quarter in 2006. Within our own loan portfolio, we continued replacement of lower interest rate loans with higher interest rate loans as market rates increased over the three month period ended June 30, 2007 as compared with the same period a year earlier.

      INTEREST INCOME. Interest income increased $110,000 to $901,000 for the three months ended June 30, 2007 from $791,000 for the three months ended June 30, 2006. The primary reason for the increase in interest income was an increase of $163,000 in loan income offset by a reduction in interest income on securities and other investments of $26,000 and a reduction in federal funds interest of $27,000. The increase in loan income was primarily due to a net increase in the balance of our loan portfolio of $7.6 million from June 30, 2006 to June 30, 2007. As we intend to increase our emphasis on residential mortgage and consumer lending, this trend of increasing interest-earning assets may continue. The weighted average yield on loans increased from 5.72% for the three months ended June 30, 2006 to 6.14% for the three months ended June 30, 2007. The weighted average yield on securities increased from 4.01% for the three months ended June 30, 2006 to 4.56% for the three months ended June 30, 2007. The total average balance of interest-earning assets increased $1.4 million from $65.1 million for the three months ended June 30, 2006 to $66.5 million for the three months ended June 30, 2007. The weighted average yield on interest-earning assets increased 56 basis points from 4.86% for the three months ended June 30, 2006 to 5.42% for the three months ended June 30, 2007.

      INTEREST EXPENSE. Interest expense increased $92,000 to $584,000 for the three months ended June 30, 2007 from $492,000 for the three months ended June 30, 2006. The increase in interest expense was attributed to an increase in the cost of deposits as a result of the increase in short-term market interest rates during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. From June 30, 2006 to June 30, 2007, our outstanding deposits increased $2.5 million. Interest expense on deposits increased $54,000 to $422,000 for the quarter ended June 30, 2007 from $368,000 for the quarter ended June 30, 2006. The average cost of deposits increased 46 basis points to 3.53% for the quarter ended June 30, 2007 from 3.07% for the quarter ended June 30, 2006.

      As interest rates appear to have stabilized, we expect interest expense will begin to level off in the coming months. Our average weighted cost of funds was 3.90% for the three months ended June 30, 2007 compared to 3.46% for the three months ended June 30, 2006.

      NET INTEREST INCOME. Net interest income increased $19,000 to $317,000 for the three months ended June 30, 2007 from $298,000 for the three months ended June 30, 2006. The increase in net interest income was primarily the result of our gradual shift to loans from securities and other investments as described above offset in part by increasing interest rates on deposits. Our net interest margin has increased to 1.91% for the three months ended June 30, 2007 compared to 1.83% for the three months ended June 30, 2006.

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

      Based on management's evaluation of the above factors, no provision was made for the three months ended June 30, 2007. A provision of $15,000 was made for the three months ended June 30, 2006. The amount of general allowance allocations made for smaller balance homogeneous loans has remained constant during the three months ended June 30, 2007, primarily resulting from the performance of the portfolio, actual losses and recoveries. Loan charge-offs were $7,000, for the three months ended June 30, 2007, as compared to $200 for the three months ended June 30, 2006. Recoveries were $4,000 for the three months ended June 30, 2007, compared to $5,000 for the three month period ended June 30, 2006.

      While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, our regulator, the Office of Thrift Supervision ("OTS"), as an integral part of their examination process, periodically reviews the allowance for loan losses and may require us to recognize additional provisions based on its judgment of information available at the time of the examination. The allowance for loan losses as of June 30, 2007 was maintained at a level that represents management's best estimate of probable incurred losses in the loan portfolio.

      NON-INTEREST INCOME. Non-interest income remained constant at $140,000 for the three months ended June 30, 2007 and the three months ended June 30, 2006. For the three months ended June 30, 2007, the Bank recognized a gain of $25,000 on the sale of a pool of auto loans. Service charges on deposit accounts were $67,000 for the quarter ended June 30, 2007, a decrease of $15,000, as compared to $82,000 for the three months ended June 30, 2006.

      NON-INTEREST EXPENSE. Non-interest expense decreased $7,000 to $579,000 for the quarter ended June 30, 2007 from $586,000 for the same period in 2006. The decrease was primarily due to reductions in compensation expenses of $20,000 and other expenses of $22,000 offset by increases in professional fees of $15,000 and Visa and ATM expenses of $17,000, from the comparable period in 2006.

      INCOME TAX EXPENSE (BENEFIT). No income tax expense or benefit was recognized for the three months ended June 30, 2007 due to our continuing operating losses which has required the establishment of a valuation allowance on our deferred tax assets related to our net operating loss carry forwards. An income tax benefit of $56,000 was recognized for the three months ended June 30, 2006.

COMPARISON OF RESULTS OF OPERATION FOR THE NINE MONTHS ENDED JUNE 30, 2007 AND 2006

      GENERAL. Our net loss for the nine months ended June 30, 2007 was $430,000 compared to a net loss of $286,000 for the nine months ended June 30, 2006.

      A number of factors contributed to the increase in net loss, including an increase in our interest expense offset in part by an increase in our interest income. We also have not recognized a tax benefit on our operating losses for the nine months ended June 30, 2007 compared to the nine months ended June 30, 2006. We have seen a compression in our net interest margin as a result of the flat yield curve and its effects on our loan and deposit pricing abilities. As of June 30, 2007, our net interest margin was 1.91% as compared to 2.09% as of June 30, 2006. Within our own loan portfolio, we have continued to replace lower interest rate loans with higher interest rate loans over the nine month period ended June 30, 2007.

      INTEREST INCOME. Interest income increased to $2.6 million for the nine months ended June 30, 2007 from $2.3 million for the nine months ended June 30, 2006. The primary reason for the increase in interest income was an increase of $520,000 in loan income offset by reductions of $150,000 and $91,000 in securities and investment income and interest on federal funds, respectively. The increase in loan income was primarily due to a net increase in the balance of our loan portfolio of $7.6 million from June 30, 2006 to June 30, 2007. As we continue to increase our emphasis on residential mortgage and consumer lending, this trend of increasing interest-earning assets may continue. The weighted average yield on loans increased from 5.54% for the nine months ended June 30, 2006 to 6.08% for the nine months ended June 30, 2007. The weighted average yield on securities increased from 4.49% for the nine months ended June 30, 2006 to 4.52% for the nine months ended June 30, 2007. The average balance of interest-earning assets increased $1.7 million from the nine months ended June 30, 2006 to the nine months ended June 30, 2007, and the weighted average yield on interest-earning assets increased 45 basis points from 4.94% to 5.39%.

      INTEREST EXPENSE. Interest expense increased $338,000 to $1.7 million for the nine months ended June 30, 2007 from $1.4 million for the nine months ended June 30, 2006. The increase in interest expense was attributed to an increase in the cost of deposits as a result of the increase in short-term market interest rates for the nine months ended June 30, 2007 as compared to the same period in the prior year. Interest expense on deposits increased $330,000 to $1.2 million for the nine months ended June 30, 2007 from $880,000 for the nine months ended June 30, 2006. The average cost of deposits increased 70 basis points to 3.44% for the nine months ended June 30, 2007 from 2.74% for the nine months ended June 30, 2006.

      As interest rates appear to have stabilized, we expect interest expense may level off in the coming months. Our average weighted cost of funds was 3.89% for the nine months ended June 30, 2007 compared to 3.29% for the nine months ended June 30, 2006.

      NET INTEREST INCOME. Net interest income decreased $58,000 to $930,000 for the nine months ended June 30, 2007 from $988,000 for the nine months ended June 30, 2006. The decrease in net interest income was primarily the result of increasing interest rates for deposits offset in part by of a gradual shift to loans from investments as described above. Our net interest margin has declined to 1.91% for the nine months ended June 30, 2007 compared to 2.09% for the nine months ended June 30, 2006 as the negative effects of the flat yield curve continue to impact our earnings.

      PROVISION FOR LOAN LOSSES. The Company establishes provisions for loan losses, which are charged to operations, at a level required to reflect probable and estimable credit losses in the loan portfolio. Based on management's evaluation of the factors previously discussed, a provision was made for the nine months ended June 30, 2007 in the amount of $5,000 compared to a provision of $45,000 for the nine months ended June 30, 2006. The decrease in provision for loan losses was primarily attributable to management's ongoing assessment of risk within our loan portfolio. Based upon this assessment, management believes the current provision for loan losses to be adequate. The amount of general allowance allocations made for smaller balance homogeneous loans has remained constant during the nine months ended June 30, 2007 primarily resulting from the performance of the portfolio, actual losses and recoveries. Loan charge-offs were $12,000, for the nine months ended June 30, 2007, down from $13,000 for the nine months ended June 30, 2006. Recoveries were $5,000 for the nine months ended June 30, 2007, compared to $14,000 for the nine month period ended June 30, 2006.

      While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, the OTS, as an integral part of its examination process, periodically reviews the allowance for loan losses and may require us to recognize additional provisions based on its judgment of information available at the time of the examination. The allowance for loan losses as of June 30, 2007 was maintained at a level that represents management's best estimate of probable incurred losses in the loan portfolio.

      NON-INTEREST INCOME. Non-interest income increased $19,000 to $428,000 for the nine months ended June 30, 2007 from $409,000 for the nine months ended June 30, 2006. The overall increase in non-interest income was attributed primarily to a $46,000 gain on the sale of two auto loan pools in March and April, 2007 as well as a $10,000 commercial loan referral fee received in October, 2006 offset by a reduction in our service charges and deposit fees of $37,000.

      NON-INTEREST EXPENSE. Non-interest expense was $1.8 million for the nine months ended June 30, 2007 and was comparable to non-interest expense recognized during the comparable nine month period ended June 30, 2006.

      INCOME TAX EXPENSE (BENEFIT). No income tax expense or benefit was recognized for the nine months ended June 30, 2007 due to our continuing operating losses which has required the establishment of a valuation allowance on our deferred tax assets related to our net operating loss carry forwards. For the nine months ended June 30, 2006, the Company recognized a tax benefit of $153,000.

CHANGES IN FINANCIAL CONDITION FROM SEPTEMBER 30, 2006 TO JUNE 30, 2007.

      GENERAL. Total assets increased by $702,000, or 1.05%, to $67.6 million at June 30, 2007 from $66.9 million at September 30, 2006. The increase was attributed primarily to $1.0 million of short term Federal Home Loan Bank advances obtained in June, 2007. The advances were invested in federal funds for the purpose of growing our balance sheet in order to meet the consumer loan percentage of asset limitations as imposed by the Home Owners' Loan Act.

      ASSETS. Our loan portfolio increased $3.6 million from $36.7 million at September 30, 2006 to $40.3 million at June 30, 2007. Loans held for sale decreased $10,000 from $56,000 at September 30, 2006 to $46,000 at June 30, 2007.

      Federal Funds outstanding increased $231,000 from $6.3 million at September 30, 2006 to $6.5 million at June 30, 2007. Federal Home Loan Bank advances of $1.0 million, obtained in June, 2007, were invested in federal funds for the purpose of growing our balance sheet in order to meet the consumer loan percentage of asset limitations as imposed by the Home Owners' Loan Act.

      The allowance for loan losses was $237,000 at June 30, 2007 or 0.59% of loans, compared to $241,000, or 0.65% of loans at September 30, 2006. The allowance for loan losses consists of general allowance allocations made for pools of homogeneous loans and specific allowances on individual loans for which management has significant concerns regarding the borrowers' ability to repay the loans in accordance with the terms of the loans. Non-performing loans totaled $49,000 at June 30, 2007 and $130,000 at September 30, 2006,
respectively. The decrease was attributed primarily to the payoff of one non-performing residential mortgage loan during the period. In determining the amount of allowance for loan loss allocations needed for non-performing loans, management has considered expected future borrower cash flows and the fair value of underlying collateral. As of June 30, 2007, one single-family residence is being held as real estate owned.

      DEPOSITS. Total deposits increased $1.7 million, or 3.64%, to $48.4 million at June 30, 2007 from $46.7 million at September 30, 2006. This increase was primarily the result of new monies invested by existing customers or existing customer referrals.

      BORROWINGS. Federal Home Loan Bank advance balances were $11.2 million at June 30, 2007 and $10.2 million at September 30, 2006. Short-term advances increased $1.0 million during the quarter ended June 30, 2007 to grow our balance sheet in order to meet consumer loan percentage of asset limitations as imposed by the Home Owners' Loan Act. We expect that Federal Home Loan Bank advances will continue to provide the Company with an additional funding source to meet the needs of its lending activities.

      SHAREHOLDERS' EQUITY. Total consolidated shareholders' equity for the Company decreased $395,000, or 5.79%, to $6.4 million at June 30, 2007 from $6.8 million at September 30, 2006. The decrease in equity was primarily the result of our operating loss of $430,000 for the nine month period.

      CAPITAL RESOURCES. At June 30, 2007, capital at the Bank totaled $5.9 million. Management monitors the capital levels of the Bank to provide for current and future business opportunities and to meet regulatory guidelines for "well-capitalized" institutions.

      The Bank is required by the OTS to meet minimum capital adequacy requirements. The Bank's actual and required levels of capital as reported to the OTS at June 30, 2007 are as follows:

                                                                                             TO BE WELL CAPITALIZED
                                                                                                 UNDER PROMPT
                                                                       FOR CAPITAL             CORRECTIVE ACTION
                                               ACTUAL               ADEQUACY PURPOSES             PROVISIONS
                                        --------------------      --------------------       --------------------
                                         AMOUNT       RATIO        AMOUNT       RATIO         AMOUNT       RATIO
                                        --------     -------      --------     -------       --------     -------
                                                                 (DOLLARS IN THOUSANDS)
As of June 30, 2007
-------------------
Total capital (to risk
  weighted assets).................     $  6,138      15.69%      $  3,130       8.00%       $  3,913      10.00%
Tier 1 (core) capital
  (to risk weighted assets)........     $  5,902      15.09%      $  1,565       4.00%       $  2,348       6.00%
Tier 1 (core) capital (to
  adjusted total assets)...........     $  5,902       8.66%      $  2,716       4.00%       $  3,395       5.00%

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

      In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. At June 30, 2007, Ohio Central Savings had additional borrowing capacity of $15.9 million with the Federal Home Loan Bank of Cincinnati. Additionally, Ohio Central Savings has access to the Federal Reserve Bank of Cleveland discount window for borrowing. The available line at the discount window is $18.3 million.

ITEM 3 - Controls and Procedures

      An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) for the quarter ended June 30, 2007. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

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

                                  June 30, 2007

                           PART II - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

      There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      None.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

      None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

Item 5.    OTHER INFORMATION

      None.

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

                                  June 30, 2007

                           PART II - OTHER INFORMATION

                                   Signatures




      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        OC FINANCIAL, INC.
                                        (Registrant)




Date: August 13, 2007                   /s/ Diane M. Gregg
                                        ----------------------------------------
                                        Diane M. Gregg
                                        President, and Chief Executive Officer