Form 10KSB
period 2007-09-30
OC Financial Inc
filed 2008-01-14
CIK 1310273

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                        Commission File Number: 000-51209

                               OC FINANCIAL, INC.
                ------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


               MARYLAND                                  20-2111183
   -------------------------------                -----------------------
   (State or Other Jurisdiction of                    (I.R.S. Employer
    Incorporation or Organization)                 Identification Number)


  6033 PERIMETER DRIVE, DUBLIN, OHIO                       43017
  ----------------------------------                   --------------
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

      Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act [ ]

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO
___.

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ___ NO _X_

      The Registrant's revenues for the fiscal year ended September 30, 2007 were $ 4,073,347.

      As of December 15, 2007, there were 560,198 shares issued and outstanding of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of December 1, 2007 was $6.0 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

1.    Portions of Annual Report to Stockholders (Part II)

      Transitional Small Business Disclosure Format (Check One): YES ___ NO _X_

                               OC FINANCIAL, INC.

                                   FORM 10-KSB

                                      INDEX

                                                                            PAGE

PART I....................................................................     3
         ITEM 1.   DESCRIPTION OF BUSINESS................................     3
         ITEM 2.   DESCRIPTION OF PROPERTY................................    32
         ITEM 3.   LEGAL PROCEEDINGS......................................    32
         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....    32

PART II...................................................................    33
         ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER
                   MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF
                   EQUITY SECURITIES......................................    33
         ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                   OPERATION..............................................    33
         ITEM 7.   FINANCIAL STATEMENTS...................................    34
         ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE....................    34
         ITEM 8A.  CONTROLS AND PROCEDURES................................    34
         ITEM 8B.  OTHER INFORMATION......................................    34

PART III..................................................................    34
         ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL
                   PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH
                   SECTION 16(A) OF THE EXCHANGE ACT......................    34
         ITEM 10.  EXECUTIVE COMPENSATION.................................    37
         ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS.............    38
         ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE..................................    39
         ITEM 13.  EXHIBITS...............................................    40
         ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.................    40

SIGNATURES................................................................    42

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

FORWARD LOOKING STATEMENTS

      This Annual Report on Form 10-KSB contains certain "forward-looking statements" which may be identified by the use of words such as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, competition, changes in interest rates, deposit flows, demand for mortgage, and other loans, real estate values; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing products and services.

OC FINANCIAL, INC.

      OC Financial, Inc. (or the "Company") is the stock holding company for Ohio Central Savings. OC Financial, Inc. is chartered under Maryland law and currently owns 100% of the outstanding common stock of Ohio Central Savings. At September 30, 2007, OC Financial, Inc. had $65.5 million in consolidated assets, total net loans of $42.1 million and total deposits of $46.1 million. The executive office of OC Financial, Inc. is located at 6033 Perimeter Drive, Dublin, Ohio 43017, and its telephone number is (800) 678-6228. OC Financial, Inc. is subject to comprehensive regulation and examination by the Office of Thrift Supervision.

OHIO CENTRAL SAVINGS

      Ohio Central Savings is a federally chartered savings association headquartered in Dublin, Ohio. Ohio Central Savings is a full-service, community-oriented savings institution. We provide financial services to individuals, families and businesses through our two full-service banking offices, located in Dublin and Cleveland Heights, Ohio. Ohio Central Savings was originally organized in 1949 as an Ohio-chartered credit union. As a credit union, Ohio Central Savings could only serve customers that were members of its field of membership group, which consisted of employees of about 200 various employers located in the State of Ohio. Ohio Central Savings converted to a federal mutual savings association in 1998 and as a result can serve any member of the public. Ohio Central Savings reorganized into the mutual holding company structure in September 2001 by becoming a wholly-owned subsidiary of TFS Financial Corporation which is a wholly-owned subsidiary of Third Federal Savings and Loan Association of Cleveland, MHC, a mutual holding company ("Third Federal"). On March 31, 2005, Ohio Central Savings divested itself from TFS Financial Corporation and reorganized into a wholly-owned subsidiary of OC Financial, Inc. The executive office of Ohio Central Savings is located at 6033 Perimeter Drive, Dublin, Ohio 43017, and its telephone number is (800) 678-6228.

GENERAL

      Ohio Central Savings' business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in new and used automobile loans, as well as one- to four-family residential mortgage loans and in agency securities and mortgage-backed securities. We also make, to a much lesser extent, other consumer loans, commercial real estate loans and commercial business loans. In 2003, we also organized AUTOARM, LLC ("AutoARM") as a wholly-owned subsidiary to underwrite, fund and/or service automobile loans for other institutions. We currently have 15 institutions (exclusive of Ohio Central Savings) as clients and continue to actively market AutoARM's services to institutions in various states. We design our service delivery channels to suit the needs of our customers, with an emphasis on delivering services electronically and on-demand at our customers' convenience.

      During our affiliation with Third Federal, a major part of our business was originating, selling and servicing automobile loans for Third Federal. The servicing of existing loans that we sold to Third Federal will continue until all the loans in the portfolio are repaid. The balance on loans sold to Third Federal as of September 30, 2007 was $5.6 million.

      We seek to distinguish ourselves through proactive customer service. We identify and meet customer needs in a professional manner through market research, continuing education of our employees, systems-based internal coordination and performance-tracking.

MARKET AREA

      At September 30, 2007, we had a full-service banking office located in each of Dublin and Cleveland Heights, Ohio. Our primary market for deposit is currently concentrated around the areas where our full-service banking offices are located. Our primary lending area consists of the counties where our two offices are located and the counties contiguous to such counties. We have less than a 1% loan and deposit share in each of our market areas. At September 30, 2007, we had 49.3% of our loans based in Franklin County and 8.7% of our loans based in Cuyahoga County and we had 67.4% of our deposits in Franklin County and 21.9% of our deposits based in Cuyahoga County.

      Dublin is located in the Columbus, Ohio metropolitan area. Columbus is located in Franklin County. The county has a diversified economy, employment base and population base. The unemployment rate was 4.0% as of September 30, 2007, as compared to 4.7% in the United States as a whole at such date. Dublin is an upscale suburb of Columbus located on the northwest side with active residential and commercial development. Our office is located just off Interstate 270, the Columbus outer beltway. The office is easily accessible from the Columbus metropolitan area with travel time to the city center of less than 20 minutes. Two of the largest employers in Franklin County are the State of Ohio and The Ohio State University, each based in Columbus. Franklin County is also home to several major medical centers.

      The Cleveland office is located in the suburb of Cleveland Heights, Ohio. The office is located in Cuyahoga County. The county had an unemployment rate of 6.3% as of September 30, 2007, with the State of Ohio having an unemployment rate of 5.9% at such date. The area consists mainly of the campus of Case Western Reserve University and the Cleveland Clinic as well as several museums and the Cleveland Playhouse. The area is fairly congested and is not easily accessible for much of the Cleveland metropolitan area as it is not near a major highway. Cuyahoga County is home to two large automobile manufacturers in addition to the university.

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

LENDING ACTIVITIES

      GENERAL. We primarily originate new and used automobile loans. While we have originated a limited amount of one- to four-family residential mortgage loans in the past two years, we plan to continue to emphasize the origination of one- to four-family residential mortgage loans, including home equity loans, in the future. In addition, we have originated a small amount of investment property loans consisting of one- to four-family rental properties, commercial real estate, commercial business loans and consumer loans.

      As of September 30, 2007, $22.9 million, or 54.1%, of our total gross loan portfolio consisted of new and used automobile loans, $17.7 million, or 41.9%, of our total gross loan portfolio consisted of one- to four-family residential real estate loans, including investment property loans. Home equity loans constituted $509,000 or 1.2% of our gross loan portfolio. Commercial real estate loans constituted $1.1 million or 2.6% of our total gross loan portfolio.

      At September 30, 2007, the maximum amount which we could have loaned to any one borrower and the borrower's related entities under applicable regulations generally was approximately $850,000. Our five largest lending relationships at September 30, 2007 were as follows: (1) a $735,000 loan secured by mortgages on one residential lot, two one- to four-family investment properties, and one multi-family investment property, (2) a $712,000 loan secured by a first mortgage on a one- to four-family primary residence and a commercial condominium, (3) a $622,000 loan secured by a first mortgage and a bridge mortgage on a one- to four-family dwelling unit, (4) a $572,000 loan secured by first and second mortgages on ten one- to four-family investment properties, and (5) a $556,000 lending relationship secured by first mortgages on eleven one- to four-family investment properties and one commercial condominium.

      LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of our loan portfolio (including loans held for sale) by type of loan as of the dates indicated.

                                                                       AT SEPTEMBER 30,
                                               ----------------------------------------------------------------
                                                           2007                                 2006
                                               ---------------------------          ---------------------------
                                                  AMOUNT         PERCENT               AMOUNT         PERCENT
                                               ------------    -----------          ------------    -----------
                                                                    (DOLLARS IN THOUSANDS)
RESIDENTIAL REAL ESTATE LOANS
One- to four-family........................    $     17,677          41.86%         $     14,007          37.85%
Home equity................................             509           1.21                   510           1.38
   Total residential  real estate loans....          18,186          43.07                14,517          39.23
                                               ------------    -----------          ------------    -----------

OTHER LOANS
Automobile (1).............................          22,849          54.12                21,561          58.27
Other consumer.............................              99           0.23                    86           0.23
                                               ------------    -----------          ------------    -----------
   Total consumer loans....................          22,948          54.35                21,647          58.50
                                               ------------    -----------          ------------    -----------

Commercial real estate.....................           1,087           2.58                   823           2.22
Commercial business........................              --            --                     15           0.05
                                               ------------    ----------           ------------    -----------
   Total loans.............................          42,221         100.00%               37,002         100.00%
                                               ------------    ===========          ------------    ===========

Net deferred fees, costs and premiums......              20                                    3
Allowance for loan losses..................            (166)                                (241)
                                               -------------                        ------------
   Total loans, net........................    $     42,075                         $     36,764
                                               ============                         ============

--------------------
(1) At September 30, 2007 there were $30,416 in principal amount of automobile loans held for sale. At September 30, 2006 there were $56,102 in principal amount of automobile loans held for sale.

      LOAN PORTFOLIO MATURITIES AND YIELDS. The following table summarizes the scheduled maturities of our loan portfolio at September 30, 2007. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. No effect is given to amortization or prepayments.

                             ONE- TO FOUR-FAMILY          HOME EQUITY              AUTOMOBILE(2)           OTHER CONSUMER
                            ----------------------   ----------------------   ----------------------   ----------------------
                                          WEIGHTED                 WEIGHTED                 WEIGHTED                 WEIGHTED
                                           AVERAGE                  AVERAGE                  AVERAGE                  AVERAGE
                              AMOUNT        RATE       AMOUNT        RATE       AMOUNT        RATE       AMOUNT        RATE
                            ----------    --------   ----------    --------   ----------    --------   ----------    --------
                                                                   (DOLLARS IN THOUSANDS)
Due During the Years
Ended September 30,
-------------------
2008(1)................     $      322      7.84%    $        1      7.75%    $      337      4.72%    $       14      10.74%
2009 to 2012...........            208      5.04             80      8.60         21,523      5.67             85      12.77
2013 and beyond........         17,147      6.35            428      8.60            989      6.55             --         --
                            ----------               ----------               ----------               ----------

         Total.........     $   17,677      6.36%    $      509      8.60%    $   22,849      5.69%    $       99      12.48%
                            ==========               ==========               ==========               ==========


                                 COMMERCIAL
                                 REAL ESTATE                 TOTAL
                            ----------------------   ----------------------
                                          WEIGHTED                 WEIGHTED
                                           AVERAGE                  AVERAGE
                              AMOUNT        RATE       AMOUNT        RATE
                            ----------    --------   ----------    --------
                                         (DOLLARS IN THOUSANDS)
Due During the Years
Ended September  30,
--------------------
2008 (1)...............     $       --        --%    $      674      6.33%
2009 to 2012...........             25      4.50         21,921      5.70
2013 and beyond........          1,062      7.81         19,626      6.46
                            ----------               ----------

         Total.........     $    1,087      7.69%    $   42,221      6.06%
                            ==========               ==========

-------------------------------
(1) Includes demand loans, loans having no stated repayment schedule or maturity, and overdraft loans.
(2) Includes loans held for sale in the amount of $30,416.

      LOAN REPRICING. The following schedule illustrates the interest rate sensitivity of Ohio Central Savings' loan portfolio (including loans available for sale) at September 30, 2007. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the loan reprices. The schedule does not include scheduled payments or potential prepayments.

                                                        REAL ESTATE
                                       --------------------------------------------
                                       ONE- TO FOUR-    COMMERCIAL                                         OTHER
                DUE                       FAMILY        REAL ESTATE     HOME EQUITY     AUTOMOBILE(1)     CONSUMER        TOTAL
                ---                    ------------     -----------     -----------     -------------   ------------   -----------
                                                                              (IN THOUSANDS)
Within 1 year....................      $      1,554     $       248     $       501     $         426   $         21   $     2,750
After 1 year through 5 years.....             1,558             440               8            21,621             78        23,705
Over 5 years.....................            14,565             399              --               802             --        15,766
                                       ------------     -----------     -----------     -------------   ------------   -----------
Total............................      $     17,677     $     1,087     $       509     $      22,849   $         99   $    42,221
                                       ============     ===========     ===========     =============   ============   ===========

-------------------------------
(1) Includes loans held for sale in the amount of $30,416.

      The following table shows the composition of Ohio Central Savings' loan portfolio by fixed- and adjustable-rate at the dates indicated for loans with maturity dates beyond one year.

                                                    AT SEPTEMBER 30, 2007
                                                 ---------------------------
                                                   AMOUNT          PERCENT
                                                 -----------     -----------
      FIXED-RATE LOANS                              (DOLLARS IN THOUSANDS)

      RESIDENTIAL REAL ESTATE
      One- to four-family................        $    14,719           37.29%
      Home equity loans .................                  8            0.02
                                                 -----------     -----------
         Total residential loans.........             14,727           37.31%
                                                 -----------     -----------

      OTHER LOANS
      Automobile loans...................             22,425           56.81%
      Commercial real estate.............                399            1.01
      Other consumer loans...............                 78            0.20
                                                 -----------     -----------
         Total consumer loans............             22,902           58.02%
                                                 -----------     -----------

        Total fixed-rate loans...........             37,629           95.33%
                                                 -----------     -----------

      ADJUSTABLE-RATE LOANS

      RESIDENTIAL REAL ESTATE
      One- to four-family................              1,400            3.55%
      Home equity loans .................                 --              --
                                                 -----------     -----------
        Total real estate loans..........              1,400            3.55%
                                                 -----------     -----------

      OTHER LOANS
      Commercial real estate.............                440            1.12%
      Consumer...........................                 --              --
                                                 -----------     -----------
           Total other loans.............                440            1.12%
                                                 -----------     -----------

           Total adjustable loans........              1,840            4.67%
                                                 -----------     -----------

           Total loans...................        $    39,469          100.00%
                                                 ===========     ===========

      CONSUMER LOANS. We currently offer a variety of consumer loans. Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates. At September 30, 2007, our consumer loan portfolio, exclusive of automobile loans, totaled $98,500 or 0.23% of our gross loan portfolio. Such loans consisted of credit card loans, and other secured and unsecured consumer loans.

      The most significant component of our consumer lending is automobile loans. For the past 18 years automobile lending has been a primary focus of Ohio Central Savings. We originate automobile loans only on a direct basis with the borrower. At September 30, 2007, our loans secured by automobiles totaled $22.9 million, or 54.12% of our gross loan portfolio. Loans secured by used automobiles constituted $12.9 million of our automobile loan portfolio, or 30.53% of our gross loan portfolio at September 30, 2007. Automobile loans may be made for a maximum term of six years for new automobiles and a maximum term of five years for used automobiles and have fixed rates of interest. Loan to value ratios for automobile loans are up to 100% of the sales price for new automobiles and up to 100% of value on used cars, based on retail valuation from official used car guides. Approximately 60.0% of our automobile loan originations are generated through applications submitted through our website, many of which are to Ohio residents. Substantially all of these loans are closed in our offices where we make personal identification of the borrower. We only permit a closing off-site in the case of a refinance with an existing customer, or a new automobile with a dealer with whom we have an existing relationship. By maintaining 15 years of underwriting history we have developed policies and procedures that allow us to make these loans with good delinquency and loss experience. We also service automobile loans that we originated and sold to Third Federal prior to our divestiture. By servicing the loans we receive income for our services at a level sufficient to compensate us for our costs and obtain a customer relationship that affords us with marketing opportunities.

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

      ONE- TO FOUR-FAMILY RESIDENTIAL MORTGAGE LOANS. We offer both fixed-rate and adjustable-rate conforming one- to four-family residential mortgage loans. This portfolio totaled $17.7 million, or 41.9% of our total gross loan portfolio at September 30, 2007. A large portion of these loans were originated prior to our affiliation with and after our separation from Third Federal. During the partnership with Third Federal, we referred our residential loan customers to Third Federal. At September 30, 2007, we also had $509,000 in home equity loans, or 1.2% of our total gross loan portfolio.

      During our affiliation with Third Federal, we utilized Third Federal to underwrite, process and close residential mortgage loans for customers that we referred to Third Federal. These loans were retained by Third Federal. Following our divestiture from Third Federal on March 31, 2005, we began to use third party processors based in the Columbus metropolitan area to underwrite, process and close our residential mortgage loans. We intend to use these providers for the foreseeable future. We will fund and service these loans. We anticipate retaining a majority of these loans in our portfolio subject to our liquidity needs, capital levels and asset and liability management concerns. We intend to use these companies in order to offer our customers this loan product without the expense of an in-house residential mortgage loan department. We may use more than one provider depending on the level of service and volume of loans. Should we discontinue these relationships or otherwise be unable to use companies in the future, our ability to originate residential mortgage loans may be disrupted unless we are able to find a suitable replacement or have the capability to perform the function through our lending staff. Our income may be negatively affected if our lending program is disrupted. In the event the volume of our mortgage loan origination is unsatisfactory, we may purchase one- to four-family residential mortgage loans in our market area from brokers or other banks to increase our interest earning assets and for asset liability management.

      We currently offer fixed-rate conventional mortgage loans with terms of 10 to 30 years that are fully amortizing and adjustable-rate conventional mortgage loans that amortize up to 30 years. One- to four-family residential mortgage loans are generally underwritten according to Fannie Mae or Freddie Mac guidelines, and loans that conform to such guidelines are referred to as "conforming loans." We generally originate both fixed- and adjustable-rate loans in amounts up to the maximum conforming loan limits as established by Fannie Mae or Freddie Mac, which is currently $417,000 for single-family homes. Private mortgage insurance is required for first mortgage loans with loan-to-value ratios in excess of 85%. We intend to emphasize the origination of adjustable-rate loans and shorter term fixed-rate mortgages for our portfolio. We anticipate that we will sell mortgages with greater than 15-year maturities into the secondary market for interest rate risk management purposes. We do not originate or purchase stated income or interest only one- to four-family residential mortgage loans or loans that would be considered "sub-prime."

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

      Our adjustable-rate loan products are secured by residential properties with rates that are fixed for an initial period ranging from one year to five years. After the initial fixed period, the interest rate on these loans is generally reset every year based upon a contractual spread or margin above the average yield on U.S. Treasury securities, adjusted to a constant maturity of one year, as published weekly by the Federal Reserve Board, subject to certain periodic and lifetime limitations on interest rate changes. Many of the borrowers who select these loans have shorter-term credit needs than those who select long-term, fixed-rate loans. Adjustable-rate mortgage loans generally pose different credit risks than fixed-rate loans primarily because the underlying debt service payments of the borrowers rise as interest rates rise, thereby increasing the potential for default. At September 30, 2007, our adjustable-rate mortgage portfolio was $2.8 million or 6.8% of our gross loan portfolio.

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

      COMMERCIAL REAL ESTATE AND COMMERCIAL BUSINESS LOANS. We make various types of secured commercial loans to customers in our market area for the purpose of financing equipment acquisition, expansion, working capital and other general business purposes. We also make real estate loans secured by commercial properties, typically small businesses or professional offices. The terms of these loans generally range from less than one year to 25 years. The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to (i) a lending rate that is determined internally, or (ii) a short-term market rate index. At September 30, 2007, we had no commercial business loans outstanding and seven commercial real estate loans with an aggregate balance of $1.1 million, or 2.6% of our gross loan portfolio. We do not plan to actively market commercial loans, but rather to make such loans as the opportunity may arise. We have no current plans to originate commercial real estate construction loans.

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

      The following table shows the loan origination, sale and repayment activities of Ohio Central Savings for the periods indicated.


                                                    YEAR ENDED SEPTEMBER 30,
                                                 -----------------------------
                                                     2007             2006
                                                 ------------     ------------
                                                        (IN THOUSANDS)

      Beginning of period......................  $     36,764     $     29,306

      ORIGINATIONS BY TYPE:
        Real estate mortgage:
          One- to four-family residential......         6,821            6,116
          Home equity..........................           208               27
      Consumer:
          Automobile (loans originated)........        26,816           13,252
          Other consumer.......................           187               47
      Other:...................................           189               80
                                                 ------------     ------------
            Total loans originated.............        34,221           19,522

      SALES AND REPAYMENTS:
        Real estate mortgage sales:
          One- to four-family residential......            --               --
          Home equity..........................            --               --
      Consumer sales:
          Automobile...........................         7,904            1,813
          Other consumer.......................            --               --
      Other:...................................            --               --
                                                 ------------     ------------
            Total loans sold...................         7,904            1,813

        Principal repayments...................        21,095           10,213
                                                 ------------     ------------
            Total reductions...................        28,999           12,026

      Increase (decrease) in other items, net..            89              (38)
                                                 ------------     ------------

            Net increase/(decrease)............         5,311            7,458
                                                 ------------     ------------

            Ending balance ....................  $     42,075     $     36,764
                                                 ============     ============

      LOAN APPROVAL AUTHORITY AND UNDERWRITING. Our board of directors grants lending authority to the Credit Committee (the members of which is one director and one loan officer), and individual executive officers and loan officers. Our lending activities are subject to written policies established by the board of directors. These policies are reviewed periodically.

      The Credit Committee may approve loans in accordance with applicable loan policies, including our policy governing loans to one borrower. This policy places limits on the aggregate dollar amount of credit that may be extended to any one borrower and related entities. The Credit Committee may approve loans up to an aggregate of approximately $850,000 to any one borrower and related borrowers. The Credit Committee also may approve unsecured loans in amounts up to $50,000. Our practices generally provide for a maximum loan-to-one-borrower limit of approximately $850,000.

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

      LOANS PAST DUE AND NON-PERFORMING ASSETS. Loans are reviewed on a regular basis, and are placed on non-accrual status when either principal or interest is 90 days or more past due. In addition, we place loans on non-accrual status when we believe that there is sufficient reason to question the borrower's ability to continue to meet contractual principal or interest payment obligations. Interest accrued and unpaid at the time a loan is placed on non-accrual status is reversed from interest income. Interest payments received on non-accrual loans are not recognized as income unless warranted based on the borrower's financial condition and payment record. At September 30, 2007, we had non-accrual loans of $125,000.

      Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned ("REO") until such time as it is sold. When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less estimated costs of disposal. If the fair value of the property is less than the loan balance, the difference is charged against the allowance for loan losses. At September 30, 2007, we had one REO property consisting of a one- to four-family residence, with an appraised value of $67,000 securing a loan with a balance of $62,000, including taxes and rehabilitation costs.

      The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated. Loans delinquent for 90 days or more are also classified as non-accrual loans.

                                              LOANS DELINQUENT FOR
                                 ---------------------------------------------
                                       60-89 DAYS          90 DAYS AND OVER              TOTAL
                                 ---------------------   ---------------------   ---------------------
                                   NUMBER      AMOUNT      NUMBER      AMOUNT      NUMBER      AMOUNT
                                 ----------   --------   ----------   --------   ----------   --------
                                                         (DOLLARS IN THOUSANDS)
AT SEPTEMBER 30, 2007
  One- to four-family........             1    $   618            1   $     80            2    $   698
  Home equity................            --         --           --         --           --         --
  Automobile.................            --         --            3         45            3         45
  Other consumer.............            --         --           --         --           --         --
  Commercial real estate.....            --         --           --         --           --         --
  Commercial business........            --         --           --         --           --         --
                                 ----------   --------   ----------   --------   ----------   --------
    Total....................             1   $    618            4   $    125            5   $    743
                                 ==========   ========   ==========   ========   ==========   ========

AT SEPTEMBER 30, 2006
  One- to four-family........            --   $     --            1   $    112            1   $    112
  Home equity................            --         --           --         --           --         --
  Automobile.................             1         17            1          8            2         25
  Other consumer.............            --         --           --         --           --         --
  Commercial real estate.....            --         --           --         --           --         --
  Commercial business........            --         --           --         --           --         --
                                 ----------   --------   ----------   --------   ----------   --------
    Total....................             1   $     17            2   $    120            3   $    137
                                 ==========   ========   ==========   ========   ==========   ========

      The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At each date presented, we had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

                                                      AT SEPTEMBER 30,
                                               ----------------------------
                                                   2007            2006
                                               ------------    ------------
                                                  (DOLLARS IN THOUSANDS)

Non-accrual loans:
  One- to four-family......................    $         80    $        112
  Home equity..............................              --              --
  Automobile...............................              45              17
  Other consumer...........................              --              --
  Commercial real estate...................              --              --
  Commercial business......................              --              --
                                               ------------    ------------
    Total non-performing loans.............    $        125    $        129
                                               ============    ============

Real estate owned:
  One- to four-family......................    $         54    $         --
  Home equity..............................              --              --
  Commercial real estate...................              --              --
    Total real estate owned................              --              --
                                               ------------    ------------

Total non-performing assets................    $        179    $        129
                                               ============    ============

Ratios:
  Non-performing loans to total loans......            0.29%           0.35%
  Non-performing assets to total assets....            0.27%           0.19%

      There is one real estate owned property, previously noted, consisting of a one -to four-family residence that is currently listed with a real estate agent for sale. We expect that the proceeds from the sale will be sufficient to cover the outstanding indebtedness and disposition costs. Management was not aware of any other loans not included in non-performing loans above where known information about possible credit problems causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms. There are no loans past due over ninety days still accruing interest at September 30, 2007.

      For the year ended September 30, 2007, gross interest income that would have been recorded had the non-accrual loans at the end of the year remained on accrual status throughout the period amounted to $2,133. No interest income was recognized on these loans.

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

      When we classify assets as either substandard or doubtful, we allocate a portion of the related general loss allowances to such assets as we deem prudent. The allowance for loan losses represents amounts that have been established to recognize losses inherent in the loan portfolio that are both probable and reasonably estimable at the date of the financial statements. When we classify problem assets as loss, we charge-off such amount. Ohio Central Savings maintains an aggressive collection policy that generally results in loans classified as doubtful or a loss to be charged off at the time the determination is made. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our regulatory agencies, which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. At September 30, 2007, classified assets totaled $882,000 which were comprised of $139,000 of special mention and $743,000 of substandard assets. On the basis of our review of our assets at September 30, 2006, classified assets totaled $889,000 which were comprised of $581,000 of special mention, $264,000 of substandard and $44,000 of doubtful assets. The classified assets total consists of non-performing loans and all of our non-accrual loans. Any loan in excess of 90 days delinquent is classified as a non-accrual loan. For the fiscal year ended September 30, 2007, we had one loan which was foreclosed upon and taken into real estate owned. At September 30, 2007 and 2006, we had no loans that were classified as a troubled debt restructuring.

      The aggregate amount of our classified assets and special mention at the dates indicated were as follows:

                                                 AT SEPTEMBER 30,
                                           ----------------------------
                                               2007            2006
                                           ------------    ------------
                                                  (IN THOUSANDS)
                Loss....................   $         --    $         --
                Doubtful................             --              44
                Substandard.............            743             264
                Special Mention.........            139             581
                                           ------------    ------------
                Total...................   $        882    $        889
                                           ============    ============

      The substantial increase in substandard assets was the result of one jumbo one -to four-family residential mortgage loan which is in the process of foreclosure. No loss on the disposition of this property is anticipated but cannot be assured.

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

                                                                   AT OR FOR THE YEARS ENDED
                                                                         SEPTEMBER 30,
                                                                 -----------------------------
                                                                     2007             2006
                                                                 ------------     ------------
                                                                    (DOLLARS IN THOUSANDS)
Balance at beginning of year............................         $        241     $        180

Charge-offs:
  One- to four-family...................................                   53               --
  Home equity...........................................                   --               --
  Automobile............................................                   30               12
  Other consumer........................................                    5                1
  Commercial real estate................................                   --               --
  Commercial business...................................                   --               --
                                                                 ------------     ------------
    Total charge-offs...................................                   88               13
                                                                 ------------     ------------

Recoveries:
  One- to four-family...................................                   --               --
  Home equity...........................................                   --               --
  Automobile............................................                    6               13
  Other consumer........................................                    2                1
  Commercial real estate................................                   --               --
  Commercial business...................................                   --               --
                                                                 ------------     ------------
    Total recoveries....................................                    8               14
                                                                 ------------     ------------

Net charge-offs.........................................                   80                1
                                                                 ------------     ------------
Provision for loan losses...............................                    5               60
                                                                 ------------     ------------

Balance at end of year..................................         $        166     $        241
                                                                 ============     ============

Ratios:
Net charge-offs to average loans outstanding............                  0.19%           0.00%
Allowance for loan losses to non-performing loans.......                133.25%         185.94%
Allowance for loan losses to total loans................                  0.39%           0.65%

      ALLOCATION OF ALLOWANCE FOR LOAN LOSSES. The following table sets forth the allowance for loan losses allocated by loan category, the total loan balances by category (excluding loans held for sale) and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

                                                                     AT SEPTEMBER 30,
                             ---------------------------------------------------------------------------------------------------
                                                 2007                                               2006
                             ------------------------------------------------   ------------------------------------------------
                                                             PERCENT OF LOANS                                   PERCENT OF LOANS
                             ALLOWANCE FOR   LOAN BALANCES   IN EACH CATEGORY   ALLOWANCE FOR   LOAN BALANCES   IN EACH CATEGORY
                              LOAN LOSSES     BY CATEGORY     TO TOTAL LOANS     LOAN LOSSES     BY CATEGORY     TO TOTAL LOANS
                             -------------   -------------   ----------------   -------------   -------------   ----------------
                                                                  (DOLLARS IN THOUSANDS)
One- to four-family.....     $         109   $      17,677              41.86%  $          91   $      14,007              37.85%
Home equity.............                 5             509               1.21               3             510               1.38
Automobile..............                34          22,849              54.12             140          21,561              58.28
Other consumer..........                 5              99               0.23               1              86               0.23
Commercial real estate..                13           1,087               2.58               5             823               2.22
Commercial business.....                --              --                 --               1              15               0.04
                             -------------   -------------   ----------------   -------------   -------------   ----------------

  Total................      $         166   $      42,221             100.00%  $         241   $      37,002             100.00%
                             =============   =============   ================   =============   =============   ================

INVESTMENT ACTIVITIES

      Our securities investment policy is established by our board of directors. This policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets and consistency with our interest rate risk management strategy and meeting the qualified thrift lender test. Our asset/liability management committee ("ALCO"), which consists of senior management, oversees our investing strategies. The asset/liability management committee of the board of directors then reviews the ALCO's activities and strategies, and reports to the full board of directors, which evaluates on an ongoing basis our investment policy and objectives. Our chief financial officer is responsible for making securities portfolio decisions in accordance with established policies. Our chief financial officer has the authority to purchase and sell securities within specific guidelines established by the investment policy. In addition, all transactions are reviewed by the ALCO at least monthly.

      Our current investment policy generally permits securities investments in debt securities issued by the U.S. government and U.S. agencies, municipal bonds, and corporate debt obligations, as well as investments in preferred and common stock of government agencies and government sponsored enterprises such as Fannie Mae, Freddie Mac and the Federal Home Loan Bank of Cincinnati (federal agency securities) and, to a much lesser extent, other equity securities. Securities in these categories are classified as "investment securities" for financial reporting purposes. The policy also permits investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae as well as collateralized mortgage obligations ("CMOs") issued or backed by securities issued by these government agencies. Also permitted are investments in securities issued or backed by the Small Business Administration, privately issued mortgage-backed securities and asset-backed securities collateralized by automobile loans, credit card receivables, and home equity and home improvement loans. Our current investment strategy uses a risk management approach of diversified investing in fixed-rate securities with short- to intermediate-term maturities, as well as adjustable-rate securities, which may have a longer term to maturity. The emphasis of this approach is to increase overall investment securities yields while managing interest rate risk.

      SFAS No. 115 requires that, at the time of purchase, we designate a security as held to maturity, available-for-sale, or trading, depending on our ability and intent. Securities available-for-sale and trading securities are reported at fair value, while securities held to maturity are reported at amortized cost. We did not have any securities as available for sale or trading securities at September 30, 2007 or 2006.

      MORTGAGE-BACKED SECURITIES. We purchase mortgage-backed securities in order to generate positive interest rate spreads with minimal administrative expense, lower credit risk as a result of the guarantees provided by Fannie Mae and Ginnie Mae, and increased liquidity. We invest primarily in mortgage-backed securities issued or sponsored by Fannie Mae and Ginnie Mae. To a lesser extent, we also invest in securities backed by U.S. government agencies. At September 30, 2007, our mortgage-backed securities portfolio had a book value of $16.0 million, consisting of $14.8 million of pass-through securities and $1.2 million of CMOs and Real Estate Mortgage Investment Conduits ("REMICs").

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

      EQUITY SECURITIES. At September 30, 2007, our equity securities consisted exclusively of shares of common stock issued by the Federal Home Loan Bank of Cincinnati and our ownership interest of AutoARM(R). We hold the Federal Home Loan Bank of Cincinnati common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank of Cincinnati's advance program. There is no market for the common stock, but it is the current practice of the Federal Home Loan Bank of Cincinnati to redeem tendered shares at par value on the same day the redemption request is made.

      The aggregate carrying value of our Federal Home Loan Bank of Cincinnati common stock as of September 30, 2007 was $774,800, based on its cost since it is a restricted stock that can only be sold back to the Federal Home Loan Bank. Due to our receipt of stock dividends and reduction of our outstanding advances, we owned shares of Federal Home Loan Bank of Cincinnati common stock at September 30, 2007 with a par value that was $678,000 more than we were required to own to maintain our membership in the Federal Home Loan Bank System and to be eligible to obtain advances.

      We had no mutual fund investments at fiscal year ends September 30, 2007 or September 30, 2006.

      HELD TO MATURITY PORTFOLIO. The following table sets forth the composition of our held to maturity portfolio at the dates indicated.

                                                                     AT SEPTEMBER 30,
                                            -------------------------------------------------------------------
                                                         2007                                 2006
                                            -------------------------------     -------------------------------
                                             AMORTIZED COST     FAIR VALUE       AMORTIZED COST     FAIR VALUE
                                            ----------------   ------------     ----------------   ------------
                                                                      (IN THOUSANDS)
INVESTMENT SECURITIES:
  Federal agency obligations..............  $          1,748   $      1,736     $          2,593   $      2,545


MORTGAGE-BACKED SECURITIES:
  Pass-through securities:
    Ginnie Mae............................. $          4,939   $      4,782     $          5,929   $      5,762
    Fannie Mae.............................            9,383          9,011               10,958         10,546
    Other..................................              456            450                  577            566
  CMOs and REMICs..........................            1,221          1,203                1,476          1,427
                                            ----------------   ------------     ----------------   ------------

  Total mortgage-backed securities ........ $         15,999   $     15,446     $         18,940   $     18,301
                                            ----------------   ------------     ----------------   ------------

  Total securities held to maturity........ $         17,747   $     17,182     $         21,533   $     20,846
                                            ================   ============     ================   ============

      PORTFOLIO MATURITIES AND YIELDS. The composition and maturities of the investment debt securities portfolio and the mortgage-backed securities portfolio at September 30, 2007 are summarized in the following table. At September 30, 2007, we held no debt securities or mortgage-backed securities for sale. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

                                                         MORE THAN ONE YEAR  MORE THAN FIVE YEARS
                                    ONE YEAR OR LESS     THROUGH FIVE YEARS   THROUGH TEN YEARS
                                   -------------------  -------------------  -------------------
                                              WEIGHTED             WEIGHTED             WEIGHTED
                                   AMORTIZED   AVERAGE  AMORTIZED   AVERAGE  AMORTIZED   AVERAGE
                                     COST       YIELD     COST       YIELD     COST       YIELD
                                   ---------  --------  ---------  --------  ---------  --------
                                                       (DOLLARS IN THOUSANDS)
HELD TO MATURITY:
MORTGAGE-BACKED SECURITIES
  Fannie Mae....................   $      --       --%  $      --      --%   $     817    4.00%
  Ginnie Mae....................          --       --          --      --           --      --
  Other CMO.....................          --       --          --      --           --      --
                                   ---------            ---------            ---------
    Total.......................          --       --          --      --          817    4.00

INVESTMENT SECURITIES
  Agency securities.............       1,248     3.16         500    4.00           --      --
                                   ---------            ---------            ---------
  Total debt securities held
    to maturity.................   $   1,248     3.16%  $     500    4.00%   $     817    4.00%
                                   =========            =========            =========


                                   MORE THAN TEN YEARS          TOTAL SECURITIES
                                   -------------------  ------------------------------
                                              WEIGHTED                        WEIGHTED
                                   AMORTIZED   AVERAGE  AMORTIZED    FAIR      AVERAGE
                                     COST       YIELD      COST      VALUE      YIELD
                                   ---------  --------  ---------  ---------  --------


HELD TO MATURITY:
MORTGAGE-BACKED SECURITIES
  Fannie Mae....................   $   8,566    4.89%   $   9,383  $   9,011    4.81%
  Ginnie Mae....................       4,939    4.73        4,939      4,782    4.73
  Other CMO.....................       1,677    4.29        1,677      1,653    4.29
                                   ---------            ---------  ---------
    Total.......................      15,182    4.77       15,999     15,446

INVESTMENT SECURITIES
  Agency securities.............          --      --        1,748      1,736    3.40
                                   ---------            ---------
  Total debt securities held
    to maturity.................   $  15,182    4.77%   $  17,747  $  17,182    4.60%
                                   =========            =========  =========


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

      At September 30, 2007, our total deposits, all of which were interest bearing, totaled $46.1 million. We have no demand deposits. NOW, savings and money market deposits totaled $16.2 million at September 30, 2007. At September 30, 2007, we had a total of $29.9 million in certificates of deposit, of which $21.5 million had maturities of one year or less. Although we have a significant portion of our deposits in shorter-term certificates of deposit, we monitor activity on these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

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

      The following tables set forth the distribution of total deposit accounts, by account type, for the periods indicated.

                                                          YEARS ENDED SEPTEMBER 30,
                                 ----------------------------------------------------------------------------
                                               2007                                    2006
                                 ------------------------------------    ------------------------------------
                                  AVERAGE                  WEIGHTED       AVERAGE                  WEIGHTED
                                  BALANCE     PERCENT    AVERAGE RATE     BALANCE     PERCENT    AVERAGE RATE
                                 ---------   ---------   ------------    ---------   ---------   ------------
                                                            (DOLLARS IN THOUSANDS)
NOW deposits..................   $   5,370       11.53%      2.34%       $   5,847       13.44%      2.14%
Savings deposits..............       9,986       21.45       0.25           11,492       26.42       0.25
Money market deposits.........       1,600        3.44       1.49            2,112        4.85       1.37

Certificates of deposit.......      29,606       63.58       4.80           24,054       55.29       4.38
                                 ---------   ---------                   ---------   ---------

  Total deposits..............   $  46,562      100.00%      3.46%       $  43,505      100.00%      2.84%
                                 =========   =========                   =========   =========

      The following table sets forth, by interest rate ranges, information concerning certificates of deposit at the dates indicated.

                                                          AT SEPTEMBER 30, 2007
                             -----------------------------------------------------------------------------
                                                           PERIOD TO MATURITY
                             -----------------------------------------------------------------------------
                              LESS THAN      ONE TO        TWO TO       MORE THAN                 PERCENT
                              ONE YEAR     TWO YEARS    THREE YEARS    THREE YEARS     TOTAL     OF TOTAL
                             -----------  -----------  -------------  -------------  ---------  ----------
                                                          (DOLLARS IN THOUSANDS)
Interest Rate Range:
  2.00% and below......      $       825  $        --  $          --  $          --  $     825        2.76%
  2.01% to 3.00%.......            1,021           34             --             --      1,055        3.53
  3.01% to 4.00%.......              470          108             56             63        697        2.33
  4.01% to 5.00%.......            2,222        1,606          1,612            470      5,910       19.78
  5.01% to 6.00%.......           16,904        2,220            427          1,826     21,377       71.55
  6.01% and above......               11           --             --             --         11        0.05
                             -----------  -----------  -------------  -------------  ---------  ----------

  Total................      $    21,453  $     3,968  $       2,095  $       2,359  $  29,875      100.00%
                             ===========  ===========  =============  =============  =========  ==========

      The following table sets forth certificates of deposit by time remaining until maturity as of September 30, 2007.

                                                                         MATURITY
                                                     --------------------------------------------------
                                                      3 MONTHS     OVER 3 TO    OVER 6 TO     OVER 12
                                                      OR LESS      6 MONTHS     12 MONTHS      MONTHS       TOTAL
                                                     ----------   ----------   -----------   ----------   ---------
                                                                              (IN THOUSANDS)
Certificates of deposit of less than $100,000.....   $    4,644   $    5,865   $     6,698   $    5,434   $  22,641
Certificates of deposit of $100,000 or more (1)...          872        1,567         1,801        2,994       7,234
                                                     ----------   ----------   -----------   ----------   ---------
Total of certificates of deposit..................   $    5,516   $    7,432   $     8,499   $    8,428   $  29,875
                                                     ==========   ==========   ===========   ==========   =========

-----------------------
(1) The weighted average interest rates for these accounts, by maturity period, are: 4.36% for 3 months or less; 4.87% for over 3 to 6 months; 4.94% for over 6 to 12 months; and 4.93% for over 12 months. The overall weighted average interest rate for accounts of $100,000 or more was 4.85%.

      BORROWINGS. Our borrowings consist of Federal Home Loan Bank advances and repurchase agreements. The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the periods indicated.

                                                                    AT OR FOR THE YEARS ENDED
                                                                           SEPTEMBER 30,
                                                                   ---------------------------
                                                                       2007           2006
                                                                   ------------   ------------
                                                                      (DOLLARS IN THOUSANDS)
        Balance at end of period...............................    $     10,950   $     10,200
        Average balance during period..........................          10,796         11,642
        Maximum outstanding at any month end...................          16,700         16,450
        Weighted average interest rate at end of period........            5.66%          6.18%
        Average interest rate during period....................            5.86%          5.45%

      At September 30, 2007, we had access to additional Federal Home Loan Bank advances of up to $16.7 million. In addition $22.8 million of our automobile loan portfolio was pledged to the Federal Reserve Bank of Cleveland to secure up to $18.2 million in potential advances.

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

EMPLOYEES

      As of September 30, 2007, we had thirteen full-time employees and seven part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

SUBSIDIARY ACTIVITIES

      Ohio Central Savings has one wholly-owned subsidiary, AutoARM(R), which was incorporated in August, 2003. AutoARM(R) was formed to provide loan origination funding and/or servicing for new and used automobiles for third party financial institutions. Its programs were initially developed as part of our automobile loan sales and servicing relationship with Third Federal. For the year ended September 30, 2007, AutoARM(R) had no net income. The program continues to be actively marketed and we have agreements with 15 other institutions. The program was conceived with the flexibility to serve more than one institution allowing Ohio Central Savings to pursue additional business.

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

                           FEDERAL AND STATE TAXATION

FEDERAL TAXATION

      GENERAL. OC Financial, Inc. and Ohio Central Savings file consolidated federal income tax returns and are subject to federal income taxation in the same general manner as other corporations with some exceptions discussed below. The following discussion of federal income taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to OC Financial, Inc. and Ohio Central Savings. Ohio Central Savings has never been audited by the Internal Revenue Service.

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

      NET OPERATING LOSS CARRYOVERS. A financial institution may carry back net operating losses to the preceding two taxable years (five years for losses incurred in 2001 and 2002) and forward to the succeeding 20 taxable years. At September 30, 2007, Ohio Central Savings has net operating loss carryforwards expiring in 2025, 2026 and 2027 in the amounts of $95,413, $566,710 and $739,763 respectively.

      CORPORATE DIVIDENDS. OC Financial, Inc. may exclude from its taxable income 100% of dividends received from Ohio Central Savings as a member of the same affiliated group of corporations. Any future dividends paid by OC Financial, Inc. to its stockholders will be taxable as dividend income to those stockholders.

STATE AND LOCAL TAXATION

      MARYLAND STATE TAXATION. As a Maryland business corporation, OC Financial, Inc. is required to file annual property tax returns and pay annual fees to the State of Maryland. Since OC Financial, Inc. does not earn income in Maryland, it is exempt from Maryland corporate income tax.

      OHIO STATE TAXATION. OC Financial, Inc. is subject to the Ohio corporation franchise tax, which is a tax measured by both net income and net worth. In general, the tax liability is the greater of 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000, or 0.40% of taxable net worth. Various formulas determine the jurisdictions to which total net income and total net worth are apportioned or allocated. The minimum tax is $50 per year and maximum tax liability as measured by net worth is limited to $150,000 per year.

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

      Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, the Office of Thrift Supervision or the United States Congress, could have a material adverse impact on OC Financial, Inc. and Ohio Central Savings and their operations.

FEDERAL BANKING REGULATION

      BUSINESS ACTIVITIES. A federal savings association derives its lending and investment powers from the Home Owners' Loan Act, as amended, and the regulations of the Office of Thrift Supervision. Under these laws and regulations, Ohio Central Savings may invest in mortgage loans secured by residential real estate without limitation as a percentage of assets and non-residential real estate loans which may not in the aggregate exceed 400% of capital, commercial business loans up to 20% of assets in the aggregate and consumer loans up to 35% of assets in the aggregate together with certain types of debt securities and certain other assets. Ohio Central Savings also may establish subsidiaries that may engage in activities not otherwise permissible for Ohio Central Savings, including real estate investment.

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

      At September 30, 2007, Ohio Central Savings' capital exceeded all applicable requirements.

      LOANS-TO-ONE BORROWER. A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of September 30, 2007, Ohio Central Savings was in compliance with the loans-to-one borrower limitations.

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

      A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. At September 30, 2007, Ohio Central Savings satisfied this test.

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

      PRIVACY STANDARDS. Effective July 2001, financial institutions, including Ohio Central Savings, became subject to Office of Thrift Supervision regulations implementing the privacy protection provisions of the Gramm-Leach-Bliley Act. These regulations require Ohio Central Savings to disclose its privacy policy, including identifying with whom it shares "non-public personnel information" to customers at the time of establishing the customer relationship and annually thereafter.

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

      On February 1, 2001, the Office of Thrift Supervision and other federal banking agencies adopted guidelines establishing standards for safeguarding customer information to implement certain provisions of the Gramm-Leach-Bliley Act. The guidelines describe the agencies' expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer. Ohio Central Savings has implemented these guidelines and such implementation did not have a material adverse effect on our operations.

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

      At September 30, 2007, Ohio Central Savings met the criteria for being considered "well-capitalized."

      INSURANCE OF DEPOSITS. Our deposit accounts are insured by the FDIC generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. Ohio Central Savings' deposits, therefore, are subject to FDIC insurance assessments.

      The FDIC regulations assess insurance premiums based on an institution's risk. Under this assessment system, the FDIC evaluates the risk of each financial institution based on its supervisory rating, financial ratios, and long-term debt issuer rating. The rates for nearly all of the financial institutions industry vary between five and seven cents for every $100 of domestic deposits. Federal law requires the FDIC to establish a deposit reserve ratio for the deposit insurance fund of between 1.15% and 1.50% of estimated deposits. The FDIC has designated the reserve ratio for the deposit insurance fund through the first quarter of 2008 at 1.25% of estimated insured deposits.

      Effective March 31, 2006, the FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund into a single fund called the Deposit Insurance Fund. In addition to the FDIC assessments, the Financing Corporation ("FICO") is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended September 30, 2007, the annualized FICO assessment was equal to 1.14 basis points for each $100 in domestic deposits maintained at an institution.

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

      FEDERAL HOME LOAN BANK SYSTEM. Ohio Central Savings is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Cincinnati, Ohio Central Savings is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Cincinnati in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank of Cincinnati, whichever is greater. As of September 30, 2007, Ohio Central Savings was in compliance with this requirement.

      FEDERAL RESERVE SYSTEM. The Federal Reserve Board regulations require savings associations to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At September 30, 2007, Ohio Central Savings was in compliance with these reserve requirements.

      THE USA PATRIOT ACT. The USA PATRIOT Act (the "Act") gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Certain provisions of the Act impose affirmative obligations on a broad range of financial institutions, including savings associations, like Ohio Central Savings. These obligations include enhanced anti-money laundering programs, customer identification programs and regulations relating to private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States).

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

ITEM 2.  DESCRIPTION OF PROPERTY

      The following table provides certain information with respect to our two banking offices as of September 30, 2007:

                         OWNED OR    YEAR ACQUIRED   SQUARE      NET BOOK VALUE
      LOCATION            LEASED       OR LEASED     FOOTAGE    OF REAL PROPERTY
----------------------  ----------   -------------  ---------   ----------------
                                                                 (IN THOUSANDS)
MAIN OFFICE:
6033 Perimeter Drive
Dublin, Ohio 43017         Owned          1992        12,500    $            467

BRANCH OFFICE:
2802 Mayfield Road
Cleveland, Ohio 44118     Leased(1)       2006           800    $            N/A

------------
(1) The lease expires May 31, 2011.

      The net book value of our premises, land and equipment was approximately $641,000 at September 30, 2007.

      For information regarding OC Financial, Inc.'s investment in mortgages and mortgage-related securities, see "Item 1. Description of Business" herein.

ITEM 3.  LEGAL PROCEEDINGS

      From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At September 30, 2007, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of stockholders during the fourth quarter of the year under report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

      (a) Our common stock is traded on the OTC Electronic Bulletin Board under the symbol "OCFL". The approximate number of holders of record of OC Financial, Inc.'s common stock as of September 30, 2007 was 129. Certain shares of OC Financial, Inc. are held in "nominee" or "street" name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for OC Financial, Inc.'s common stock for the prior two fiscal years. OC Financial, Inc. began trading on the OTC Electronic Bulletin Board on April 1, 2005. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The following information was provided by the OTC Electronic Bulletin Board.

         FISCAL 2007                     HIGH BID      LOW BID      DIVIDENDS
------------------------------------   ------------  -----------  -------------
Quarter ended September 30, 2007       $      10.99  $      9.67  $        0.00
Quarter ended June 30, 2007                   10.95        10.75  $        0.00
Quarter ended March 31, 2007                  11.00        10.45  $        0.00
Quarter ended December 31, 2006               10.61        10.45  $        0.00

         FISCAL 2006                     HIGH BID      LOW BID      DIVIDENDS
------------------------------------   ------------  -----------  -------------
Quarter ended September 30, 2006       $      11.77  $     10.50  $        0.00
Quarter ended June 30, 2006                   11.90        11.55  $        0.00
Quarter ended March 31, 2006                  11.90        11.40  $        0.00
Quarter ended December 31, 2005               12.00        11.35  $        0.00

      Dividend payments by OC Financial, Inc. are dependent primarily on dividends it receives from Ohio Central Savings, because OC Financial, Inc. has no source of income other than dividends from Ohio Central Savings and interest payments with respect to OC Financial, Inc.'s loan to the Employee Stock Ownership Plan.

      On April 19, 2006, the stockholders of OC Financial, Inc. approved the 2006 OC Financial, Inc. Stock-Based Incentive Plan. As of September 30, 2007, no options or awards had been granted under the plan. For a further discussion of Ohio Central Savings' ability to pay dividends to OC Financial, Inc., please see "Item 1. Description of Business - Supervision and Resolution - Capital Distributions."

      Set forth below is information as of September 30, 2007 regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

=============================== ========================= ====================== ============================
                                                                                    NUMBER OF SECURITIES
                                                                                   REMAINING AVAILABLE FOR
                                  NUMBER OF SECURITIES       WEIGHTED AVERAGE       FUTURE ISSUANCE UNDER
                                    TO BE ISSUED UPON            EXERCISE         EQUITY COMPENSATION PLANS
                                 EXERCISE OF OUTSTANDING   PRICE OF OUTSTANDING     (EXCLUDING SECURITIES
                 PLAN              OPTIONS AND RIGHTS       OPTIONS AND RIGHTS    REFLECTED IN FIRST COLUMN)
------------------------------- ------------------------- ---------------------- ----------------------------
Equity compensation plans
approved by stockholders                  95,233                    --                      95,233
------------------------------- ------------------------- ---------------------- ----------------------------
Equity compensation plans not
approved by stockholders                      --                    --                          --
------------------------------- ------------------------- ---------------------- ----------------------------
          Total                           95,233                    --                      95,233
=============================== ========================= ====================== ============================

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of OC Financial, Inc.'s 2007 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

      The consolidated financial statements included in OC Financial, Inc.'s 2007 Annual Report to Stockholders are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 8A. CONTROLS AND PROCEDURES

      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that OC Financial, Inc. files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. There has been no change in OC Financial Inc.'s internal control over financial reporting during OC Financial Inc.'s fourth quarter of fiscal year 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      OC Financial, Inc. has adopted a Code of Ethics that applies to OC Financial, Inc.'s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics may be accessed on Ohio Central Savings' website at WWW.OCSAVINGS.COM.

      OC Financial, Inc.'s Board of Directors consists of seven members, and is divided into three classes, with one class of directors elected each year. Directors of OC Financial, Inc. are generally elected to serve for a three-year period and until their respective successors have been elected and qualified. Three directors will be elected at the Annual Meeting, each to serve for a three-year period and until his or her successor has been elected and shall qualify. The Board of Directors has nominated Robert W. Hughes, Thomas H. Lagos and Thomas J. Parliment for election as directors at the Annual Meeting.

      The table below sets forth certain information as of December 14, 2007 regarding the composition of OC Financial, Inc.'s Board of Directors, including the terms of office of Board members, and information regarding the executive officers of OC Financial, Inc. and of Ohio Central Savings, OC Financial, Inc.'s principal operating subsidiary. It is intended that the proxies solicited on behalf of the Board of Directors (other than proxies in which the vote is withheld as to one or more nominees) will be voted at the Annual Meeting for the election of the nominees identified below. If a nominee is unable to serve, the shares represented by all such proxies will be voted for the election of such substitute as the Board of Directors may recommend. At this time, the Board of Directors knows of no reason why any of the nominees would be unable to serve if elected. Except as indicated herein, there are no arrangements or understandings between any nominee and any other person pursuant to which such nominee was selected.

                                                                                                    SHARES OF
                                                                                                  COMMON STOCK
                                                                                                  BENEFICIALLY
                                            POSITIONS               DIRECTOR     CURRENT TERM    OWNED ON RECORD    PERCENT OF
        NAME(1)            AGE(2)              HELD                  SINCE(3)      TO EXPIRE          DATE(4)         CLASS
-----------------------    ------  -----------------------------  ------------   -------------   ---------------   ------------
                                                                     NOMINEES
Robert W. Hughes             49       Chairman of the Board              1998         2008            30,464(5)        5.44
Thomas H. Lagos              57              Director                    2004         2008            52,850(6)        9.43
Thomas J. Parliment          61              Director                    2004         2008            10,000           1.79

                                                          DIRECTORS CONTINUING IN OFFICE
Nils C. Muladore             50              Director                    1992         2009             9,176           1.64
Michael B. Bowman            53              Director                    1991         2009             3,003           0.54
Christopher L. Lardiere      52              Director                    2004         2010            27,500(7)        4.91
Diane M. Gregg               40    Director, President and Chief         2004         2010            20,530(8)        3.67
                                        Executive Officer


                                            EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

Amanda E. Thomas             26       Vice President and Chief           N/A          N/A                  0             --
                                       Financial Officer(9)

All directors and executive                                                                          153,523          27.41%
officers as a group (8 persons)

-------------------------
(1) The mailing address for each person listed is 6033 Perimeter Drive, Dublin, Ohio 43017. Each of the persons listed is also a director of Ohio Central Savings.
(2)  As of September 30, 2007.
(3) Reflects initial appointment to the Board of Directors of the mutual predecessor to Ohio Central Savings and its predecessor, Ohio Central Federal Credit Union.
(4) For purposes of this table, a person is deemed to be the beneficial owner of shares of common stock if he has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the Record Date. As used herein, "voting power" is the power to vote or direct the voting of shares, and "investment power" is the power to dispose of or direct the disposition of shares. The table includes all shares held directly as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting and investment power.
(5) Includes 50 shares of common stock held as custodian for Mr. Hughes' daughter, 50 shares held as custodian for Mr. Hughes' son, 50 shares held as custodian for Mr. Hughes' other son, 50 shares held by Mr. Hughes' daughter, 9,774 shares held in an IRA for the benefit of Mr. Hughes and 2,595 shares held in an IRA for the benefit of Mr. Hughes' wife. Also, includes 964 shares of common stock allocated to the account of Mr. Hughes under Ohio Central Savings' ESOP. Under the terms of the ESOP, shares of common stock allocated to the accounts of employees are voted in accordance with the instructions of the respective employees. Unallocated shares are voted by the ESOP trustee in the manner calculated to most accurately reflect the instructions it has received from the participants regarding the allocated shares, unless its fiduciary duties require otherwise.
(6)  Includes 10,000 shares of common stock held by Mr. Lagos' son.
(7) Includes 7,500 shares of common stock held by Mr. Lardiere's wife and 20,000 shares held in Mr. Lardiere's 401(k).
(8) Includes 530 shares of common stock allocated to the account of Ms. Gregg under Ohio Central Savings' ESOP. Includes 10,000 shares held by Ms. Gregg's son. Includes 3,000 shares of common stock pledged for a loan. Under the terms of the ESOP, shares of common stock allocated to the accounts of employees are voted in accordance with the instructions of the respective employees. Unallocated shares are voted by the ESOP trustee in the manner calculated to most accurately reflect the instructions it has received from the participants regarding the allocated shares, unless its fiduciary duties require otherwise.
(9) Ms. Thomas was appointed as Vice-President/CFO by the Board of Directors on October 11, 2007.

      The principal occupation during the past five years of each director, nominee for director and executive officer of OC Financial, Inc. is set forth below. All such persons have held their present positions for five years unless otherwise stated.

DIRECTORS

      ROBERT W. HUGHES. Mr. Hughes is the President and Chief Executive Officer of the Finance and Thrift Company, Porterville, California. He served as President and Chief Executive Officer of OC Financial, Inc. from 2005 until August 2007 and for Ohio Central Savings and its predecessor, Ohio Central Federal Credit Union, from 1989 until August 2007.

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

      NILS C. MULADORE. Mr. Muladore has been employed by OCLC Online Computer Library Center, Inc., Dublin, Ohio, in various capacities since 1985 and has served as the Assistant Controller of the company since 1987.

      MICHAEL B. BOWMAN. Mr. Bowman has been employed by Wendy's International, Dublin, Ohio, in various capacities since 1978 and has served as the Director of Tax since 1999.

      CHRISTOPHER L. LARDIERE. Mr. Lardiere is a partner in the law firm of Kemp, Schaeffer, Rowe & Lardiere, Co., L.P.A, Columbus, Ohio where he has practiced law since 1983.

      DIANE M. GREGG. Ms. Gregg has been employed at Ohio Central Savings and its predecessor, Ohio Central Federal Credit Union since 1989. She became President and Chief Executive Officer of OC Financial, Inc. and Ohio Central Savings in August 2007. She was the Vice President and Chief Operating Officer of OC Financial, Inc. from 2005 to 2007 and for Ohio Central Savings from 1989 to 2007.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

      AMANDA E. THOMAS. Amanda E. Thomas was appointed CFO by the Board on October 11, 2007. She holds a B.S. in Finance from Miami University in Oxford, Ohio and is currently completing course work in preparation for obtaining a CPA certification. She has worked for Ohio Central Savings as the staff accountant since July 2007. Prior to joining Ohio Central Savings, she worked for The Arlington Bank in Upper Arlington, Ohio since May 2003.

THE AUDIT COMMITTEE

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

      o provide a vehicle and establish a forum for the free and open communication of views and information among OC Financial, Inc.'s directors, independent public accounting firm, internal auditor and management;

      o to review the independence of OC Financial, Inc.'s independent public accounting firm and the objectivity of internal auditor;

      o to review the adequacy and reliability of disclosures to stockholders;

      o to perform the audit committee functions specified by the Securities and Exchange Commission and the NASDAQ; and

      o to establish and maintain a system for confidential complaints regarding OC Financial, Inc.'s accounting, financial reporting, internal controls, disclosure controls, and internal control over financial reporting.

      The Audit Committee met four times during the fiscal year ended September 30, 2007. The Audit Committee reports to the Board on its activities and findings. The Board of Directors has adopted a written charter for the Audit Committee.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      The common stock of OC Financial, Inc. is registered with the SEC pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Officers and directors of OC Financial, Inc. and beneficial owners of greater than 10% of OC Financial, Inc.'s common stock ("10% beneficial owners") are required to file reports on Forms 3, 4 and 5 with the SEC disclosing beneficial ownership and changes in beneficial ownership of the common stock. SEC rules require disclosure in OC Financial, Inc.'s Proxy Statement or Annual Report on Form 10-KSB of the failure of an officer, director or 10% beneficial owner of OC Financial, Inc.'s common stock to file a Form 3, 4, or 5 on a timely basis. Based on OC Financial, Inc.'s review of such ownership reports, OC Financial, Inc. believes that no officer or director of OC Financial, Inc. failed to timely file such ownership reports for the fiscal year ended September 30, 2007.

ITEM 10. EXECUTIVE COMPENSATION

DIRECTORS' COMPENSATION

      OC Financial, Inc. currently pays no fees for service on the Board of Directors or Board committees. Ohio Central Savings pays each non-employee director $750 for each board meeting that he/she attends. Committee members are not separately compensated. Ohio Central Savings paid fees totaling $40,878 to directors for the fiscal year ended September 30, 2007.

                                                                                          NONQUALIFIED
                                                                            NON-EQUITY      DEFERRED
                           FEES EARNED OR                      OPTION     INCENTIVE PLAN  COMPENSATION     ALL OTHER
          NAME              PAID IN CASH     STOCK AWARDS     AWARDS(2)    COMPENSATION     EARNINGS    COMPENSATION(1)     TOTAL
------------------------  ----------------  --------------  ------------  --------------  ------------  ---------------  -----------
Thomas H. Lagos           $          5,628  $            -  $          -  $            -  $          -  $             -  $     5,628
Thomas J. Parliment                  8,250               -             -               -             -                -        8,250
Nils C. Muladore                     9,000               -             -               -             -                -        9,000
Michael B. Bowman                    9,000               -             -               -             -                -        9,000
Christopher L. Lardiere              9,000               -             -               -             -                -        9,000

---------------------------
(1) For the fiscal year ended September 30, 2007, no director received perquisites or personal benefits, which exceeded $10,000.

EXECUTIVE COMPENSATION

      SUMMARY COMPENSATION TABLE. The following table sets forth for the year ended September 30, 2007, certain information as to the total compensation paid by Ohio Central Savings to Ms. Gregg, who serves as President and Chief Executive Officer, and Mr. Hughes, the Chairman of the Board and former President and Chief Executive Officer. They are the only officers to receive total compensation in excess of $100,000 ("Named Executive Officers").

                                                                              NON-EQUITY   NON-QUALIFIED
                                                                               INCENTIVE     DEFERRED       ALL OTHER
  NAME AND PRINCIPAL                                    STOCK      OPTION        PLAN      COMPENSATION   COMPENSATION
      POSITION           YEAR     SALARY      BONUS     AWARDS     AWARDS    COMPENSATION    EARNINGS        (2)(3)         TOTAL
----------------------  ------  ----------  ---------  --------  ----------  ------------  ------------   ------------  ------------
Diane M. Gregg           2007   $  110,552  $       -  $      -  $        -  $          -  $          -   $      3,025  $    113,577
  President and Chief
  Executive Officer

Robert W. Hughes (1)     2007   $  202,369  $       -  $      -  $        -  $          -  $          -   $      5,592  $    207,961
  Chairman of the
  Board of Directors

---------------------------
(1) Mr. Hughes resigned as President and Chief Executive Officer of OC Financial, Inc. and Ohio Central Savings effective August 10, 2007.
(2) Amount represents Ms. Gregg's allocation of 268 shares under the employee stock ownership plan for the fiscal year ended September 30, 2007. Amount represents 479 shares vested under the employee stock ownership plan received by Mr. Hughes during the fiscal year ended September 30, 2007.
(3) For the fiscal year ended September 30, 2007, Ms. Gregg and Mr. Hughes did not receive perquisites or personal benefits, which exceeded $10,000.

EMPLOYMENT AGREEMENT

      In 2007, Ohio Central Savings entered into a new employment agreement with Ms. Diane M. Gregg. The employment agreement has a term of 36 months. On the first anniversary date of the employment agreement and each anniversary date thereafter, the employment agreement may be extended for an additional year at the discretion of the Board of Directors, so that the remaining term will be 36 months. Under the employment agreement, Ohio Central Savings will pay Ms. Gregg her base salary at the inception of the agreement, subject to discretionary increases by the Board of Directors. The base salary under the agreement for Ms. Gregg is $117,164. The employment agreement provides that the base salary may be increased but not decreased. In addition to base salary and bonus, the employment agreement provides for, among other things, participation in employee benefits plans applicable to executive personnel.

      In the event that Ms. Gregg is terminated without cause, she is entitled to the greater of (i) three times the sum of (A) the highest annual rate of base salary paid to her at any time under the employment agreement, and (B) the greater of (x) the average annual cash bonus paid to her with respect to the three completed fiscal years prior to the event of termination, or (y) the cash bonus paid to her with respect to the fiscal year ended immediately prior to the event of termination. In the event of a change in control, Ms. Gregg would be entitled to receive payment in the amount equal to three times the sum of (i) the highest annual rate of her base salary and (ii) the highest rate of cash bonus awarded to her during the prior three years.

      Ms. Gregg also agrees not to compete with OC Financial, Inc. and Ohio Central Savings for 12 months after termination other than in connection with a change in control. Benefits under the employment agreement may be reduced to avoid constituting an "excess parachute payment" under Section 280G of the Internal Revenue Code.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      Persons and groups who beneficially own in excess of 5% of the common stock are required to file certain reports with the Securities and Exchange Commission (the "SEC") regarding such ownership. The following table sets forth, as of December 14, 2007, the shares of common stock beneficially owned by each person who was the beneficial owner of more than 5% of OC Financial, Inc.'s outstanding shares of common stock, and all directors and executive officers of OC Financial, Inc. as a group.

                                             AMOUNT OF SHARES
                                             OWNED AND NATURE  PERCENT OF SHARES
NAME AND ADDRESS OF                            OF BENEFICIAL    OF COMMON STOCK
 BENEFICIAL OWNERS                             OWNERSHIP (1)      OUTSTANDING
------------------------------------------   ----------------  -----------------
PRINCIPAL STOCKHOLDERS:

Robert W. Hughes (2)                               30,464            5.44%
6033 Perimeter Drive
Dublin, Ohio 43017

Thomas H. Lagos                                    52,850            9.43%
750 Shrine Road
Springfield, Ohio 45504

Lance S. Gad(3)                                    52,000            9.28%
1250 Fence Row Drive
Fairfield, Connecticut 06430

Jeffrey A. Zuckerman(4)                            40,700            7.3%
1919 Lathrop Street, Suite 120
Fairbanks, Alaska 99701

OC Financial Employee Stock Ownership Plan         44,815            8.00%
6033 Perimeter Drive
Dublin, Ohio 43017

All Directors and Executive Officers              153,523           27.41%
as a group (5) (8 persons)

---------------------------
(1) For purposes of this table, a person is deemed to be the beneficial owner of shares of common stock if he has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the Record Date. As used herein, "voting power" is the power to vote or direct the voting of shares, and "investment power" is the power to dispose of or direct the disposition of shares. The table includes all shares held directly as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting and investment power.
(2) Includes 964 shares of common stock allocated to the account of Mr. Hughes under Ohio Central Savings' employee stock ownership plan ("ESOP").
(3) Based upon Schedule 13G, dated April 27, 2005, filed on behalf of Mr. Gad.
(4) Based upon Schedule 13G, dated September 19, 2007, filed on behalf of Mr. Zuckerman.
(5) OC Financial, Inc.'s executive officers and directors are also executive officers and directors of Ohio Central Savings.

      Set forth below is information as of September 30, 2007 regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

=============================== ========================= ====================== ============================
                                                                                    NUMBER OF SECURITIES
                                                                                   REMAINING AVAILABLE FOR
                                  NUMBER OF SECURITIES       WEIGHTED AVERAGE       FUTURE ISSUANCE UNDER
                                    TO BE ISSUED UPON            EXERCISE         EQUITY COMPENSATION PLANS
                                 EXERCISE OF OUTSTANDING   PRICE OF OUTSTANDING     (EXCLUDING SECURITIES
                 PLAN              OPTIONS AND RIGHTS       OPTIONS AND RIGHTS    REFLECTED IN FIRST COLUMN)
------------------------------- ------------------------- ---------------------- ----------------------------
Equity compensation plans
approved by stockholders                  95,233                    --                      95,233
------------------------------- ------------------------- ---------------------- ----------------------------
Equity compensation plans not
approved by stockholders                      --                    --                          --
------------------------------- ------------------------- ---------------------- ----------------------------
          Total                           95,233                    --                      95,233
=============================== ========================= ====================== ============================

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

BOARD INDEPENDENCE

      The Board of Directors has determined that, except for Mr. Hughes and Ms. Gregg, each member of the Board is an "independent director" within the meaning of the NASDAQ corporate governance listing standards. Mr. Hughes is not considered independent because he was the President and Chief Executive Officer of OC Financial, Inc. and of Ohio Central Savings within the last three years. Ms. Gregg is not considered independent because she is the President and Chief Executive Officer of OC Financial, Inc. and Ohio Central Savings.

TRANSACTIONS WITH CERTAIN RELATED PERSONS

      All transactions between OC Financial, Inc. and its executive officers, directors, holders of 10% or more of the shares of its common stock and affiliates thereof, are on terms no less favorable to OC Financial, Inc. than could have been obtained by it in arm's-length negotiations with unaffiliated persons. Such transactions must be approved by a majority of the independent directors of OC Financial, Inc. not having any interest in the transaction.

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

ITEM 13. EXHIBITS

3.1    Article of Incorporation of OC Financial, Inc.*
3.2    Bylaws of OC Financial, Inc.*
4      Form of Common Stock Certificate of OC Financial, Inc.*
10.1   Employee Stock Ownership Plan*
10.2   Divestiture Agreement with TFS Financial Corporation*
10.3   Employment Agreement with Diane M. Gregg**
10.4   2006 Stock-Based Incentive Plan ***
13     Annual Report to Stockholders
21     Subsidiaries of Registrant*
31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to
       Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to
       Section 302 of the Sarbanes-Oxley Act of 2002
32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
------------------------------
       * Incorporated by reference to the Registration Statement on Form SB-2 of OC Financial, Inc. (file no. 333-121411), originally filed with the Securities and Exchange Commission on December 17, 2004.
       ** Incorporated by reference to the Form 8-K of OC Financial, Inc. (file no. 000-51209), filed with the Securities and Exchange Commission on October 5, 2007.
       ***   Incorporated by reference to the Definitive Proxy Statement on
             Schedule 14-A of OC Financial, Inc. (file no. 000-51209), originally filed with the Securities and Exchange Commission on March 10, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The audit committee of OC Financial, Inc. has approved the engagement of Beard Miller Company LLP to be OC Financial, Inc.'s independent registered public accounting firm for the fiscal year ending September 30, 2008, subject to the ratification of the engagement by OC Financial, Inc.'s stockholders. At the annual meeting, the stockholders of OC Financial, Inc. will consider and vote on the ratification of the engagement of Beard Miller Company LLP for OC Financial, Inc.'s fiscal year ending September 30, 2008. A representative of Beard Miller Company LLP is not expected to attend the annual meeting.

      Set forth below is certain information concerning aggregate fees billed for professional services rendered by Beard Miller Company LLP during the fiscal years ended September 30, 2007 and 2006.

AUDIT FEES.

      Audit fees of $67,476 in fiscal 2007 and $52,307 in fiscal 2006 were for the audit of the consolidated financial statements of OC Financial, Inc. The audit fees for fiscal 2007 and 2006 included fees relating to the review of the financial statements included in OC Financial, Inc.'s annual and quarterly reports filed with the SEC.

AUDIT-RELATED FEES.

      There were no audit-related fees paid in fiscal year 2007 or 2006 to Beard Miller Company LLP that are not reported in "Audit Fees," above.

TAX FEES.

      No tax fees were billed by Beard Miller Company LLP in fiscal year 2007 and fiscal 2006.

ALL OTHER FEES.

      There were no other fees paid in fiscal year 2007 or fiscal year 2006.

      The Audit Committee's policy is to pre-approve all audit and non-audit services provided by OC Financial, Inc.'s independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to particular service or category of services and is generally subject to a specific budget. The Audit Committee has delegated pre-approval authority to its Chairman when expedition of services is necessary. The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      OC FINANCIAL, INC.


Date January 10, 2008                  By: /s/ Diane M. Gregg
                                          -------------------------------------
                                          Diane M. Gregg
                                          President and Chief Executive Officer
                                          (Duly Authorized Representative)

      Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       SIGNATURES                              TITLE                                DATE
       ----------                              -----                                ----
/s/ Robert W. Hughes            Chairman                                      January 10, 2008
---------------------------
Robert W. Hughes

/s/ Nils C. Muladore            Director                                      January 10, 2008
---------------------------
Nils C. Muladore

/s/ Michael B. Bowman           Director                                      January 10, 2008
---------------------------
Michael B. Bowman

/s/ Diane M. Gregg              Director, President and Chief Executive       January 10, 2008
---------------------------     Officer (Principal Executive Officer)

/s/ Thomas J. Parliment         Director                                      January 10, 2008
---------------------------
Thomas J. Parliment

/s/ Christopher L. Lardiere     Director                                      January 10, 2008
---------------------------
Christopher L. Lardiere

/s/ Thomas H. Lagos             Director                                      January 10, 2008
---------------------------
Thomas H. Lagos