Form 10QSB
period 2007-12-31
OC Financial Inc
filed 2008-02-26
CIK 1310273

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2007

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

           Class                              Outstanding at February 15, 2008
Common Stock,  $0.01 Par Value                            560,198

          Transitional Small Business Disclosure Format YES [ ] NO [X]

                               OC FINANCIAL, INC.

                          Form 10-QSB Quarterly Report

                                Table of Contents


                          PART I. FINANCIAL INFORMATION

                                                                           Page
                                                                          Number

Item 1.    Financial Statements ..........................................   1
Item 2.    Management's Discussion and Analysis or Plan of Operation......   9
Item 3.    Controls and Procedures........................................  15

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings..............................................  16
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds....  16
Item 3.    Defaults Upon Senior Securities................................  16
Item 4.    Submission of Matters to a Vote of Security Holders............  16
Item 5.    Other Information..............................................  16
Item 6.    Exhibits.......................................................  16

Signature Page     .......................................................  17


                                           PART I: FINANCIAL INFORMATION
                                           ITEM 1 - FINANCIAL STATEMENTS
                                                 OC FINANCIAL, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                      December 31, 2007 and September 30, 2007
                                                    (Unaudited)


                                                                                 December 31,       September 30,
                                                                                     2007                2007
                                                                                --------------     ---------------
ASSETS
Cash and due from financial institutions                                        $    1,514,636     $       820,137
Federal funds sold                                                                   1,124,000           2,955,000
                                                                                --------------     ---------------
     Total cash and cash equivalents                                                 2,638,636           3,775,137
Securities held to maturity (fair value: 12/31/07 - $16,554,558;
  09/30/07 - $17,182,071)                                                           17,051,643          17,746,925
Federal Home Loan Bank stock                                                           774,800             774,800
Loans, net of allowance (12/31/07 - $163,671; 9/30/07 - $165,950)                   42,359,078          42,044,805
Loans held for sale                                                                          -              30,416
Premises and equipment, net                                                            617,774             640,815
Accrued interest receivable                                                            258,123             260,917
Prepaid expenses                                                                        48,958             106,753
Other assets                                                                           137,533             118,672
                                                                                --------------     ---------------
     Total assets                                                               $   63,886,545     $    65,499,240
                                                                                ==============     ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
     Savings deposits                                                           $    8,863,081     $     9,614,137
     Demand deposits                                                                 5,171,730           4,953,252
     Money market deposits                                                           1,462,293           1,701,961
     Time deposits                                                                  30,229,699          29,874,985
                                                                                --------------     ---------------
         Total deposits                                                             45,726,803          46,144,335
Federal Home Loan Bank advances                                                     10,450,000          10,950,000
Payments collected on loans sold                                                       793,568           1,076,410
Accrued interest payable                                                                92,730              94,515
Drafts in process                                                                      587,638             899,113
Other liabilities                                                                      200,701             193,743
                                                                                --------------     ---------------
     Total liabilities                                                              57,851,440          59,358,116

Common stock, $0.01 par value;  20,000,000 shares authorized,
  560,198 shares issued and outstanding                                                  5,602               5,602
Additional paid-in capital                                                           4,953,769           4,953,377
Unearned ESOP shares                                                                  (375,327)           (380,929)
Retained earnings                                                                    1,451,061           1,563,074

     Total shareholders' equity                                                      6,035,105           6,141,124
                                                                                --------------     ---------------
     Total liabilities and shareholders' equity                                 $   63,886,545     $    65,499,240
                                                                                ==============     ===============


See accompanying notes to consolidated financial statements.



                               OC FINANCIAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              For the Three Months Ended December 31, 2007 and 2006
                                   (Unaudited)
                                                                                 For the three      For the three
                                                                                 months ended       months ended
                                                                                 December 31,       December 31,
                                                                                     2007               2006
                                                                                --------------     --------------
INTEREST INCOME
     Loans, including fees                                                      $      652,371     $      564,147
     Securities and other investments                                                  211,553            246,419
     Federal funds sold and other                                                       17,526             38,206
                                                                                --------------     --------------
                                                                                       881,450            848,772

INTEREST EXPENSE
     Deposits                                                                          409,368            394,644
     Federal Home Loan Bank advances                                                   153,154            158,412
                                                                                --------------     --------------
                                                                                       562,522            553,056
                                                                                --------------     --------------

NET INTEREST INCOME                                                                    318,928            295,716
Provision for loan losses                                                                5,000              5,000
                                                                                --------------     --------------
NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                                                          313,928            290,716

NONINTEREST INCOME
     Service charges and other deposit fees                                             65,091             76,485
     Commercial Loan Referral Fee                                                            -             10,000
     Income from servicing of loans                                                      8,343             16,551
     Visa and ATM interchange income                                                     9,458             13,696
     Other                                                                              20,454             25,372
                                                                                --------------     --------------
                                                                                       103,346            142,104

NONINTEREST EXPENSE
     Compensation and benefits                                                         231,410            318,463
     Occupancy and equipment                                                            22,628             22,793
     Depreciation and amortization                                                      23,041             25,482
     Computer processing expense                                                        29,285             29,150
     VISA and ATM expense                                                               18,474             21,321
     Bank service charges                                                               17,728             22,863
     Collection and loan expense                                                        15,001             12,316
     Advertising and promotion                                                          23,028             13,350
     Other insurance premiums                                                           12,805              6,792
     Professional and supervisory fees                                                  57,998             44,542
     State franchise tax expense                                                        22,018             23,850
     Other                                                                              55,871             76,279
                                                                                --------------     --------------
                                                                                       529,287            617,201
                                                                                --------------     --------------

LOSS BEFORE INCOME TAXES                                                              (112,013)          (184,381)

Income tax benefit                                                                           -                  -
                                                                                --------------     --------------

NET LOSS                                                                        $     (112,013)    $      (184,381)
                                                                                ==============     ===============
Net loss per share                                                              $        (0.21)    $         (0.36)
                                                                                ==============     ===============


                            See accompanying notes to consolidated financial statements.



                                                  OC FINANCIAL, INC.
                                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                    Three Months ended December 31, 2007 and 2006
                                                     (Unaudited)


                                                       Additional                                        Total
                                           Common       Paid in        Retained                       Shareholders'
                                           Stock        Capital        Earnings     Unearned ESOP        Equity
                                        -----------   ------------   ------------   ---------------   --------------

BALANCE AT SEPTEMBER 30, 2006           $     5,602   $  4,951,052   $  2,283,699   $      (425,743)  $    6,814,610

 Earned ESOP Shares                                            899                           22,408           23,307

Net Loss                                                                 (184,381)                          (184,381)
                                        -----------   ------------   ------------   ---------------   --------------

BALANCE AT DECEMBER 31, 2006            $     5,602   $  4,951,951   $  2,099,318   $      (403,335)  $    6,653,536
                                        ===========   ============   ============   ===============   ==============

BALANCE AT SEPTEMBER 30, 2007           $     5,602   $  4,953,377   $  1,563,074   $      (380,929)  $    6,141,124

 Earned ESOP Shares                                            392                            5,602            5,994

Net Loss                                                                 (112,013)                          (112,013)
                                        -----------   ------------   ------------   ---------------   --------------

BALANCE AT DECEMBER 31, 2007            $     5,602   $  4,953,769   $  1,451,061   $      (375,327)  $    6,035,105
                                        ===========   ============   ============   ===============   ==============


See accompanying notes to consolidated financial statements.



                                                 OC FINANCIAL, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                               For the Three Months Ended December 31, 2007 and 2006
                                                    (Unaudited)


                                                                                 For the three      For the three
                                                                                 months ended       months ended
                                                                                 December 31,       December 31,
                                                                                     2007               2006
                                                                                --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                   $     (112,013)    $     (184,381)
     Adjustments to reconcile net loss to net cash
       from operating activities
         Depreciation and amortization                                                  23,041             25,482
         Provision for loan losses                                                       5,000              5,000
         Deferred fee/costs amortization                                                 5,373              3,751
         Earned ESOP Shares                                                              5,995             23,307
         Federal Home Loan Bank stock dividends                                              -            (11,500)
         Net amortization on investment securities                                       1,381              2,570
         Loans originated for sale                                                           -           (735,798)
         Proceeds from sale of loans                                                    30,427            726,543
         Changes in other assets                                                        41,716            (45,994)
         Changes in other liabilities                                                 (277,669)          (257,057)
                                                                                --------------     --------------
              Net cash used in operating activities                                   (276,749)          (448,077)
                                                                                --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities held to maturity
         Maturities, calls and principal payments                                      693,901            883,813
     Net increase in loans                                                            (324,646)        (2,250,917)
     Premises and equipment expenditures                                                     -            (21,622)
                                                                                --------------     --------------
              Net cash provided by (used in) investing activities                      369,255         (1,388,726)
                                                                                --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                           (417,532)        (1,022,945)
     Proceeds from Federal Home Loan Bank advances                                     582,000                  -
     Repayment of Federal Home Loan Bank advances                                   (1,082,000)                 -
     Decrease in Corporate Drafts in Process                                          (311,475)        (1,294,368)
                                                                                --------------     --------------
              Net cash used in financing activities                                 (1,229,007)        (2,317,313)
                                                                                --------------     --------------

Net change in cash and cash equivalents                                             (1,136,501)        (4,154,116)
Cash and cash equivalents at beginning of period                                     3,775,137          6,729,730
                                                                                --------------     --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $    2,638,636     $    2,575,614
                                                                                ==============     ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the quarter for:
         Interest                                                               $      564,307     $      538,915

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
     Transfer of loans to foreclosed real estate                                $            -     $      234,276


                            See accompanying notes to consolidated financial statements


                                                         4

                               OC FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007
                                   (Unaudited)

Note 1 - Principles of Consolidation and Basis of Presentation

The consolidated financial statements include OC Financial, Inc. (the "Company"), Ohio Central Savings (the "Bank") and its wholly-owned subsidiary, AUTOARM, LLC, together referred to as "the Corporation." Intercompany transactions and balances have been eliminated in the consolidation.

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008. The consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007 should be read in conjunction with these statements. The Company operates in one business segment, banking.

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

Note 2 - Adoption of Plan of Conversion and Reorganization

On December 14, 2004, the Board of Directors of the Bank adopted a plan of conversion and reorganization pursuant to which the Bank reorganized from a mutual holding company structure and became a wholly-owned subsidiary of the Company which sold its common stock to eligible depositors of the Bank in a subscription offering. The offering closed on March 31, 2005 with net proceeds of $5.0 million received on the sale of 560,198 common shares. The net proceeds were used for general corporate purposes, including the purchase of mortgage-backed securities and funding of loans. The Company also provided $448,150 to the then newly-established employee stock ownership plan, as discussed in Note 3.

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

Note 4 - Net Loss Per Share

Net Loss per share for the three months ended December 31, 2007 and December 31, 2006 were $(0.21) and $(0.36), respectively. Common shares outstanding for purposes of the earnings per share calculation were as follows:

                                                          2007           2006

    Average shares outstanding                         560,198        560,198
    Average unearned ESOP shares                        38,030         41,454
                                                      -----------------------
    Weighted average common shares outstanding,
       basic and diluted                               522,168        518,744
                                                      =======================

Note 5 - New Accounting Standards

FIN 48

      In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. There was no impact of adopting FIN 48 on the Company's financial statements.

FSP FIN 48-1

      In May 2007, the FASB issued FASB Staff Position ("FSP") FIN 48-1 "Definition of Settlement in FASB Interpretation No. 48" (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting FIN 48-1 on our financial statements.

SFAS 157

      In September 2006, the FASB issued Statement No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of SFAS 157 on our financial statements.

EITF 06-4

      In September 2006, the FASB's Emerging Issues Task Force (EITF) issued EITF Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements" ("EITF 06-4"). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee's benefit during his or her retirement, then the liability recognized during the employee's active service period should be based on the future cost of insurance to be incurred during the employee's retirement. Alternatively, if the policy holder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principles Board (APB) Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. The disclosures required in fiscal years beginning after December 15, 2007, with early adoption permitted. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

EITF 06-5

      In September 2006, the Task Force reached a conclusion on EITF Issue No. 06-5, "Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance" ("EITF 06-5"). The scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of "key persons." The six issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company does not expect it to have a material impact on the Company's consolidated financial statements.

EITF 06-10

      In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 "Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements" (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-10 on its consolidated financial position and results of operations.

SFAS 159

      In February 2007, the FASB issued FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an Amendment of FASB Statement No. 115" ("FASB Statement 159"). FASB Statement No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. FASB Statement No. 159 is effective for our Company October 1, 2008. The Company is evaluating the impact that the adoption of FASB Statement No. 159 will have on our consolidated financial statements.

SFAS 160

FASB statement No. 160 "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51" was issued in December of 2007. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company's fiscal year beginning after December 15, 2008. The company believes that this new pronouncement will have an immaterial impact on the Company's financial statements in future periods.

SAB 109

Staff Accounting Bulletin No. 109 (SAB 109), "Written Loan Commitments Recorded at Fair Value Through Earnings" expresses the views of the staff regarding, written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff's views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, "Application of Accounting Principles to Loan Commitments." Specifically, the SAB revises the SEC staff's views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff's views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect SAB 109 to have a material impact on its financial statements.

SFAS 157

In December 2007, the FASB issued proposed FASB Staff Position (FSP) 157-b, "Effective Date of FASB Statement No. 157," that would permit a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity's financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applies Statement 157 in interim or annual financial statements before proposed FSP 157-b is finalized. The Company is currently evaluating the impact, if any, that the adoption of FSP 157-b will have on the Company's operating income or net earnings.

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

      Interest income is a function of the balances of loans and investments outstanding during a given period and the yield earned on such loans and investments. Interest expense is a function of the amount of deposits and borrowings outstanding during the same period and interest rates paid on such deposits and borrowings. The Company's earnings are also affected by the Company's provision for loan losses, service charges, and gains from sales of loans, interchange fees, other income, operating expenses and income taxes.

CRITICAL ACCOUNTING POLICIES

      Certain of our accounting policies are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but without limitation, changes in interest rates, changes in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policy is the determination of the allowance for loan losses. OC Financial, Inc.'s and Ohio Central Savings' accounting policies are discussed in detail in Note 1 of the "Notes to the Consolidated Financial Statements" contained in its September 30, 2007 consolidated financial statements included in the Company's annual report on Form 10-KSB.

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

BUSINESS STRATEGY

      Prior to our three and a-half year affiliation with Third Federal, Ohio Central Savings was a full service community-based savings institution generating a wide variety of loans for our customers. As a result of our affiliation, and as part of our strategic plan, our potential mortgage loan customers were referred to Third Federal. We also increased our automobile lending program as part of the alliance through marketing efforts with Third Federal. During our affiliation with Third Federal we originated $117.0 million in automobile loans, 80% of which were sold to Third Federal. Also during our three and a half year affiliation our mortgage portfolio declined by $11.3 million or about 63.1% from $17.9 million to $6.6 million. Following our separation from Third Federal we reinitiated our mortgage lending activity within our market areas and retained automobile loans in our portfolio. We anticipate the increased lending activity will result in higher levels of earnings, but there can be no guarantee that we will be able to accomplish this objective. We plan to retain these loans in our portfolio, subject to our interest rate risk and liquidity management needs in order to improve our earnings.

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

      We have also continued to pursue our automobile loan origination and servicing business offered to other financial institutions through our AutoARM(R) subsidiary. This subsidiary was formed in August 2003 and is a third party originator and servicer of direct automobile loans for other financial institutions. AutoARM(R) is a program designed by Ohio Central Savings to offer these services to other financial institutions in a manner similar to the method that was developed to be used with Third Federal. Loans originated and funded by AutoARM(R) will not generate a gain on sale to the other institutions but will generate servicing income to us. As of the quarter ended December 31, 2007, the total number of AutoARM(R) partners to originate and service auto loans was seventeen. We anticipate that the number of AutoARM(R) customers will increase through our continued marketing efforts, but we cannot guarantee the results of our efforts.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

      GENERAL. Our net loss for the three months ended December 31, 2007 was $112,000 compared to a net loss of $184,000 for the three months ended December 31, 2006.

      A number of factors contributed to the decrease in our net loss, with the largest factor being decreased salary expense during the middle of the quarter due to the departure of our former President and CEO Robert Hughes, and to a lesser extent an increase in our net interest income offset by a decrease in our non-interest income.

      INTEREST INCOME. Interest income increased $32,000 to $881,000 for the three months ended December 31, 2007 from $849,000 for the three months ended December 31, 2006. The primary reason for the increase in interest income was an increase of $88,000 in loan income. The increase in loan income was partially due to a net increase in the balance of our loan portfolio of $300,000 for the three months ended December 31, 2007 compared to the three months ended December 31, 2006. As we intend to increase our emphasis on residential mortgage lending, this trend of increasing the balance of our loan portfolio may continue. The weighted average yield on loans increased to5.98% for the three months ended December 31, 2007 from 5.72% for the three months ended December 31, 2006. The weighted average yield on securities increased to 4.92% for the three months ended December 31, 2007 from 4.51% for the three months ended December 31, 2006. Total average interest-earning assets decreased $1.3 million to $62.5 million for the three months ended December 31, 2007 from $63.8 million for the three months ended December 31, 2006. The weighted average yield on interest-earning assets increased 45 basis points to 5.77% for the three months ended December 31, 2007 from 5.32% for the three months ended December 31, 2006.

      INTEREST EXPENSE. Interest expense increased $10,000 to $563,000 for the three months ended December 31, 2007 from $553,000 for the three months ended December 31, 2006. Interest expense on deposits increased $15,000 to $409,000 for the quarter ended December 31, 2007 from $395,000 for the quarter ended December 31, 2006. The increase in interest expense was primarily attributed to an increase in the cost of deposits as a result of the increase in short-term market interest rates during most of 2007 and 2006. The average cost of deposits increased 9 basis points to 3.51% for the quarter ended December 31, 2007 from 3.42% for the quarter ended December 31, 2006. The average balance of deposits decreased by $108,000 from $46.1 million for the three months ended December 31, 2006 to $46.0 million for the three months ended December 31, 2007.

      Our average weighted cost of funds was 4.14% for the three months ended December 31, 2007 compared to 3.93% for the three months ended December 31, 2006.

      Interest expense on Federal Home Loan Bank advances decreased $5,000 to $153,000 for the three months ended December 31, 2007 from $158,000 for the three months ended December 31, 2006.

      NET INTEREST INCOME. Net interest income increased $23,000 to $319,000 for the three months ended December 31, 2007 from $296,000 for the three months ended December 31, 2006. The increase in net interest income was primarily the result of the increased loan yield. Our net interest margin was 2.03% for the three months ended December 31, 2007 compared to 1.85% for the three months ended December 31, 2006.

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

      Based on management's evaluation of the above factors, a provision was made for the three months ended December 31, 2007 in the amount of $5,000 compared to $5,000 made for the three months ended December 31, 2006. The consistency in provision for loan losses was primarily attributable to marginal loan growth over the period coupled with a low loss history. The amount of general allowance allocations made for smaller balance homogeneous loans decreased during the three months ended December 31, 2007 primarily resulting from the performance of the portfolio, actual losses and recoveries. Loan charge-offs were $22,000, for the three months ended December 31, 2007, down from $56,000 for the three months ended December 31, 2006. Recoveries were $2,000 for the three months ended December 31, 2007, compared to $53,000 for the three month period ended December 31, 2006.

      While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2007 was maintained at a level that represents management's best estimate of probable incurred losses in the loan portfolio.

      NON-INTEREST INCOME. Non-interest income decreased $39,000 to $103,000 for the three months ended December 31, 2007 from $142,000 for the three months ended December 31, 2006. The overall decrease in non-interest income was primarily due to lower deposit and loan servicing fee income.

      NON-INTEREST EXPENSE. Non-interest expense decreased $88,000 to $529,000 for the quarter ended December 31, 2007 from $617,000 for the quarter ended December 31, 2006. The decrease was primarily attributed to decreased compensation and benefits expense of $87,000 due to the resignation of our prior President and CEO, and an overall focus on expense reduction.

CHANGES IN FINANCIAL CONDITION FROM SEPTEMBER 30, 2007 TO DECEMBER 31, 2007.

      GENERAL. Total assets decreased by $1.6 million, or 2.46%, to $64.0 million at December 31, 2007 from $65.5 million at September 30, 2007. The decline was attributed primarily to a decline in Fed Funds balances of $1.8 million during the quarter and a decrease in outstanding securities of $700,000 during the quarter.

      ASSETS. Our loan portfolio increased $314,000 from $42.0 million at September 30, 2007 to $42.3 million at December 31, 2007 predominantly as a result of increased automobile loan originations. Outstanding Federal Funds sold decreased $1.8 million from $3.0 million at September 30, 2007 to $1.2 million at December 31, 2007. The decrease in outstanding Federal Funds sold is intentional as we seek to more closely manage our liquidity to improve our net interest margin.

      At December 31, 2007, we held one single-family residence in Real Estate Owned. This property is a non-owner occupied rental property. This property is on the market to be sold and is not presently under contract.

      The allowance for loan losses was $164,000 at December 31, 2007 or 0.38% of loans, compared to $166,000, or 0.39% of loans at September 30, 2007. The allowance for loan losses consists of general allowance allocations made for pools of homogeneous loans and specific allowances on individual loans for which management has significant concerns regarding the borrowers' ability to repay the loans in accordance with the terms of the loans. Non-performing loans totaled $146,000 at December 31, 2007 and $125,000 at September 30, 2007, respectively. In determining the amount of allowance for loan loss allocations needed for non-performing loans, management has considered expected future borrower cash flows and the fair value of underlying collateral. The amount of allowance for loan losses allocated to individual loan relationships at December 31, 2007, decreased to $77,000 from $93,000 at September 30, 2007.

      DEPOSITS. Total deposits decreased by $418,000, or 0.90%, to $45.7 million at December 31, 2007 from $46.1 million at September 30, 2007. Time deposits increased by $355,000 and checking accounts increased by $218,000 during our first fiscal quarter. Savings and money market accounts decreased a total of $991,000 during our first fiscal quarter due to better interest rates available on certificates of deposit.

      BORROWINGS. Federal Home Loan Bank advance balances were $10.5 million at December 31, 2007, representing a decrease of $500,000 from $11.0 million at September 30, 2007. We expect that Federal Home Loan Bank advances will continue to provide the Company with a significant additional funding source to meet the needs of its lending activities.

      SHAREHOLDERS' EQUITY. Total consolidated shareholders' equity for OC Financial, Inc. decreased $106,000, or 1.73%, to $6.0 million at December 31, 2007 from $6.1 million at September 30, 2007. The decrease in equity was primarily the result of our net operating loss of $112,000 for the quarter.

      CAPITAL RESOURCES. At December 31, 2007, capital at Ohio Central Savings totaled $6.0 million. Management monitors the capital levels of Ohio Central Savings to provide for current and future business opportunities and to meet regulatory guidelines for "well-capitalized" institutions.

      Ohio Central Savings is required by the Office of Thrift Supervision to meet minimum capital adequacy requirements. Ohio Central Savings' actual and required levels of capital as reported to the Office of Thrift Supervision at December 31, 2007 were as follows:

                                                                                             TO BE WELL
                                                                                         CAPITALIZED UNDER
                                                                   FOR CAPITAL           PROMPT CORRECTIVE
                                            ACTUAL              ADEQUACY PURPOSES        ACTION PROVISIONS
                                    ----------------------   ----------------------   ----------------------
                                      AMOUNT       RATIO       AMOUNT       RATIO       AMOUNT       RATIO
                                    ----------   ---------   ----------   ---------   ----------   ---------
                                                             (DOLLARS IN THOUSANDS)
As of December 31, 2007
------------------------
Total capital (to risk weighted
assets).........................     $  5,659      14.39%     $  3,146       8.00%     $  3,932      10.00%
Tier 1 (core) capital (to risk
weighted assets)................     $  5,495      13.97%     $  1,573       4.00%     $  2,359       6.00%
Tier 1 (core) capital (to
adjusted total assets)..........     $  5,495       8.63%     $  2,859       4.00%     $  3,574       5.00%

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

      In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. At December 31, 2007, Ohio Central Savings had additional borrowing capacity of $17.8 million with the Federal Home Loan Bank of Cincinnati. Additionally, Ohio Central Savings has access to the Federal Reserve Bank of Cleveland discount window for borrowing. The available line at the discount window as of December 31, 2007 was $18.8 million.

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

ITEM 3 - Controls and Procedures

      An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) for the quarter ended December 31, 2007. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

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

                                December 31, 2007

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

                                December 31, 2007

                           PART II - OTHER INFORMATION

                                   Signatures



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           OC FINANCIAL, INC.
                                           (Registrant)



Date: February 25, 2008                    /s/ Diane M. Gregg
                                           -------------------------------------
                                           Diane M. Gregg
                                           President and Chief Executive Officer