Form 10QSB
period 2008-03-31
OC Financial Inc
filed 2008-05-21
CIK 1310273

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2008

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

                 Class                               Outstanding at May 15, 2008
     Common Stock,  $0.01 Par Value                             560,198

          Transitional Small Business Disclosure Format YES [ ] NO [X]

                               OC FINANCIAL, INC.

                          Form 10-QSB Quarterly Report

                                Table of Contents


                          PART I. FINANCIAL INFORMATION

                                                                           Page
                                                                          Number

Item 1.    Financial Statements ...........................................   1
Item 2.    Management's Discussion and Analysis or Plan of Operation.......  11
Item 3.    Controls and Procedures.........................................  18

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings...............................................  19
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.....  19
Item 3.    Defaults Upon Senior Securities.................................  19
Item 4.    Submission of Matters to a Vote of Security Holders.............  19
Item 5.    Other Information...............................................  19
Item 6.    Exhibits........................................................  19

Signature Page.............................................................  20


                                          PART I: FINANCIAL INFORMATION
                                          ITEM 1 - FINANCIAL STATEMENTS
                                                OC FINANCIAL, INC.
                                           CONSOLIDATED BALANCE SHEETS
                                      March 31, 2008 and September 30, 2007


                                                                                  March 31,         September 30,
                                                                                    2008                2007
                                                                                ------------        ------------
                                                                                 (Unaudited)
ASSETS

Cash and due from financial institutions                                        $    840,474        $    820,137
Federal funds sold                                                                 7,594,000           2,955,000
                                                                                ------------        ------------
     Total cash and cash equivalents                                               8,434,474           3,775,137
Securities held to maturity (fair value:  3/31/08 - $15,476,462;
09/30/07 - $17,182,071)                                                           15,498,408          17,746,925
Federal Home Loan Bank stock                                                         774,800             774,800
Loans, net of allowance of $124,120 at 3/31/08 and
   $165,950 at 09/30/07                                                           42,779,908          42,044,805
Loans held for sale                                                                        -              30,416
Real estate owned                                                                     63,058              62,003
Premises and equipment, net                                                          596,654             640,815
Accrued interest receivable                                                          264,965             260,917
Prepaid expenses                                                                      88,158             106,753
Other assets                                                                          37,487              56,669
                                                                                ------------        ------------

     Total assets                                                               $ 68,537,912        $ 65,499,240
                                                                                ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
     Savings deposits                                                           $  9,123,709        $  9,614,137
     Demand deposits                                                               5,063,434           4,953,252
     Money market deposits                                                         1,555,163           1,701,961
     Time deposits                                                                30,806,735          29,874,985
                                                                                ------------        ------------
         Total deposits                                                           46,549,041          46,144,335
Federal Home Loan Bank advances                                                   11,450,000          10,950,000
Federal Reserve Bank overnight advances                                            3,000,000                   -
Payments collected on loans sold                                                     719,200           1,076,410
Accrued interest payable                                                             107,827              94,515
Drafts in process                                                                    662,972             899,113
Other liabilities                                                                    242,068             193,743
                                                                                ------------        ------------
     Total liabilities                                                            62,731,108          59,358,116

Common stock, $0.01 par value; 20,000,000 shares authorized,
    560,198 shares issued and outstanding                                              5,602               5,602
Additional paid-in capital                                                         4,953,478           4,953,377
Unearned ESOP shares                                                                (369,724)           (380,929)
Retained earnings                                                                  1,217,448           1,563,074
                                                                                ------------        ------------

     Total shareholders' equity                                                    5,806,804           6,141,124
                                                                                ------------        ------------
     Total liabilities and shareholders' equity                                 $ 68,537,912        $ 65,499,240
                                                                                ============        ============


                           See accompanying notes to consolidated financial statements.


                                                OC FINANCIAL, INC.
                                        CONSOLIDATED STATEMENTS OF INCOME
                                For the Three Months Ended March 31, 2008 and 2007
                                                   (Unaudited)


                                                                                For the three       For the three
                                                                                months ended        months ended
                                                                                  March 31,           March 31,
                                                                                    2008                2007
                                                                                ------------        ------------

INTEREST INCOME
     Loans, including fees                                                      $    650,810        $    605,555
     Securities and other investments                                                196,254             237,045
     Federal funds sold and other                                                     15,537              25,332
                                                                                ------------        ------------
                                                                                     862,601             867,932

INTEREST EXPENSE
     Deposits                                                                        388,751             393,828
     Federal Home Loan Bank advances                                                 147,245             156,815
                                                                                ------------        ------------
                                                                                     535,996             550,643
                                                                                ------------        ------------

NET INTEREST INCOME                                                                  326,605             317,289
Provision for loan losses                                                              7,500                   -
                                                                                ------------        ------------
NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                                                        319,105             317,289

NONINTEREST INCOME
     Service charges and other deposit fees                                           62,294              72,287
     Gain on loan sales                                                                    -              21,421
     Income from servicing of loans                                                    6,889              27,276
     Visa and ATM interchange income                                                   9,042               8,740
     Other                                                                            32,166              16,233
                                                                                ------------        ------------
                                                                                     110,391             145,957

NONINTEREST EXPENSE
     Compensation and benefits                                                       225,756             283,736
     Occupancy and equipment                                                          22,808              25,037
     Depreciation and amortization                                                    21,120              23,574
     Computer processing expense                                                      33,264              31,184
     VISA and ATM expense                                                             19,440              23,150
     Bank service charges                                                             16,047              20,839
     Collection and loan expense                                                      11,098              11,594
     Advertising and promotion                                                        15,154              29,294
     Other insurance premiums                                                         12,336              10,032
     Professional and supervisory fees                                               203,882              47,685
     State franchise tax expense                                                      22,550              21,900
     Other                                                                            59,654              58,724
                                                                                ------------        ------------
                                                                                     663,109             586,749
                                                                                ------------        ------------

LOSS BEFORE INCOME TAXES                                                            (233,613)           (123,503)

Income tax expense benefit                                                                 -                   -
                                                                                ------------        ------------

NET INCOME (LOSS)                                                               $   (233,613)       $   (123,503)
                                                                                ============        ============

Net loss per share                                                              $      (0.45)       $      (0.24)
                                                                                ============        ============


                           See accompanying notes to consolidated financial statements.


                                                OC FINANCIAL, INC.
                                        CONSOLIDATED STATEMENTS OF INCOME
                                 For the Six Months Ended March 31, 2008 and 2007
                                                   (Unaudited)


                                                                                For the six         For the six
                                                                                months ended        months ended
                                                                                  March 31,           March 31,
                                                                                    2008                2007
                                                                                ------------        ------------

INTEREST INCOME
     Loans, including fees                                                      $  1,303,182        $  1,169,702
     Securities and other investments                                                407,807             483,464
     Federal funds sold and other                                                     33,062              63,538
                                                                                ------------        ------------
                                                                                   1,744,051           1,716,704
INTEREST EXPENSE
     Deposits                                                                        798,119             788,472
     Federal Home Loan Bank advances                                                 300,399             315,227
                                                                                ------------        ------------
                                                                                   1,098,518           1,103,699
                                                                                ------------        ------------

NET INTEREST INCOME                                                                  645,533             613,005
Provision for loan losses                                                             12,500               5,000
                                                                                ------------        ------------
NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                                                        633,033             608,005

NONINTEREST INCOME
     Service charges and other deposit fees                                          127,385             148,772
     Commercial loan referral fee                                                          -              10,000
     Gain on loan sales                                                                    -              21,421
     Income from servicing of loans                                                   15,232              43,827
     Visa and ATM interchange income                                                  18,501              22,436
     Other                                                                            52,620              41,605
                                                                                ------------        ------------
                                                                                     213,738             288,061
NONINTEREST EXPENSE
     Compensation and benefits                                                       457,166             602,199
     Occupancy and equipment                                                          45,436              47,830
     Depreciation and amortization                                                    44,161              49,056
     Computer processing expense                                                      62,548              60,334
     VISA and ATM expense                                                             37,913              44,471
     Bank service charges                                                             33,775              43,702
     Collection and loan expense                                                      26,099              23,910
     Advertising and promotion                                                        38,183              42,644
     Other insurance premiums                                                         25,141              16,824
     Professional and supervisory fees                                               261,881              92,227
     State franchise tax expense                                                      44,568              45,750
     Other                                                                           115,526             135,003
                                                                                ------------        ------------
                                                                                   1,192,397           1,203,950
                                                                                ------------        ------------

LOSS BEFORE INCOME TAXES                                                            (345,626)           (307,884)
Income tax benefit                                                                         -                   -
                                                                                ------------        ------------

NET LOSS                                                                        $   (345,626)       $   (307,884)
                                                                                ============        ============

Net loss per share                                                              $      (0.66)       $      (0.59)
                                                                                ============        ============


                           See accompanying notes to consolidated financial statements


                                                         OC FINANCIAL, INC.
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                              Six Months ended March 31, 2008 and 2007
                                                             (unaudited)
------------------------------------------------------------------------------------------------------------------------------------


                                                           Additional                                            Total
                                            Common          Paid in         Retained                          Shareholders'
                                             Stock          Capital         Earnings        Unearned ESOP        Equity
                                           ----------     -----------     ------------      -------------     ------------



BALANCE AT SEPTEMBER 30, 2006              $    5,602     $ 4,951,052     $  2,283,699      $   (425,743)     $  6,814,610

Earned ESOP Shares                                  -           1,430                -      $     28,011      $     29,441
Net Loss for the six months ended
         March 31, 2007                             -               -         (307,884)                -          (307,884)
                                           ----------     -----------     ------------      -------------     ------------

BALANCE AT MARCH 31, 2007                  $    5,602     $ 4,952,482     $  1,975,815      $   (397,732)     $  6,536,167
                                           ==========     ===========     ============      =============     ============

BALANCE AT SEPTEMBER 30, 2007              $    5,602     $ 4,953,377     $  1,563,074      $   (380,929)     $  6,141,124
Earned ESOP Shares                                  -             101                -            11,205      $     11,306
Net Loss for the six months ended
         March 31, 2008                             -               -         (345,626)                -          (345,626)
                                           ----------     -----------     ------------      -------------     ------------

BALANCE AT MARCH 31, 2008                  $    5,602     $ 4,953,478     $  1,217,448      $   (369,724)     $  5,806,804
                                           ==========     ===========     ============      =============     ============


                                    See accompanying notes to consolidated financial statements.


                                                OC FINANCIAL, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 For the Six Months Ended March 31, 2008 and 2007
                                                   (Unaudited)


                                                                                 For the six         For the six
                                                                                months ended        months ended
                                                                                  3/31/2008           3/31/2007
                                                                                ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                   $   (345,626)       $   (307,884)
     Adjustments to reconcile net loss to net cash
       from operating activities
         Depreciation and amortization                                                44,161              49,056
         Provision for loan losses                                                    12,500               5,000
         Deferred fee/costs amortization                                              10,860               7,705
         Earned ESOP Shares                                                           11,306               29,441
         Federal Home Loan Bank stock dividends                                            -             (11,500)
         Net amortization (accretion) on investment securities                         3,644               4,886
         Loans originated and purchased for sale                                           -          (5,797,636)
         Proceeds from sale of loans                                                       -           3,787,974
         Net gains on sales of loans                                                       -             (21,421)
         Net (increase)/decrease in other assets                                      63,090             (86,701)
         Net decrease in other liabilities                                          (295,573)            (60,765)
                                                                                ------------        ------------
Net cash used in operating activities                                               (495,638)         (2,401,845)
                                                                                ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities held to maturity
         Purchases                                                                         -                   -
         Maturities, calls and principal payments                                  2,244,873           2,092,882
     Net (increase)/decrease in loans                                               (758,463)         (2,014,867)
     Premises and equipment expenditures                                                   -             (37,700)
                                                                                ------------        ------------
              Net cash provided by investing activities                            1,486,410              40,315
                                                                                ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                          404,706             387,362
     Proceeds from Federal Home Loan Bank advances                                 1,500,000           6,500,000
     Repayment of Federal Home Loan Bank advances                                 (1,000,000)                  -
     Proceeds from Federal Reserve Bank advances                                   3,082,000                   -
     Repayment of Federal Reserve Loan Bank advances                                 (82,000)                  -
     Net decrease in drafts in process                                              (236,141)         (1,405,634)
                                                                                ------------        ------------
              Net cash provided by financing activities                            3,668,565           5,481,728
                                                                                ------------        ------------

Net change in cash and cash equivalents                                            4,659,337           3,120,198
Cash and cash equivalents at beginning of period                                   3,775,137           6,729,730
                                                                                ------------        ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $  8,434,474        $  9,849,928
                                                                                ============        ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the six months for:
         Interest                                                               $  1,085,206        $  1,070,429


                           See accompanying notes to consolidated financial statements

                                                        5

                               OC FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)

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

The (a) condensed balance sheet as of September 30, 2007, which has been derived from audited financial statements, and (b) the unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008. The Company's consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2007 should be read in conjunction with these statements. The Bank operates in one business segment, banking.

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

 Note 4 - Net Loss Per Share

Net Loss per share for the three months and the six months ended March 31, 2008 were $(0.45) and $(0.66), respectively. Common shares outstanding for purposes of the earnings per share calculation were as follows for the three months and the six months ended March 31, 2008:

                                                            Three Months            Six Months
                                                               Ended                  Ended
                                                           March 31, 2008         March 31, 2008
                                                           --------------         --------------
      Average shares outstanding                                  560,198                560,198
      Average unearned ESOP shares                                 37,906                 38,186
                                                           --------------         --------------
      Weighted average common shares outstanding,
        basic and diluted                                         522,292                522,012
                                                           ==============         ==============


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
                                                           ==============         ==============

As of March 31, 2008, the Company had no potentially dilutive securities. On April 19, 2006 the Company's shareholders approved the 2006 Stock Incentive Plan pursuant to which the Company may grant stock options and award shares of restricted stock to directors, officers and employees. As of May 15, 2008, no options or shares of restricted stock had been granted.

Note 5 - Subsequent Events

On April 2, 2008, the Company entered into a merger agreement with First Place Financial Corp. ("First Place Financial"), the parent holding company for First Place Bank. Pursuant to the agreement, the Company will be merged with and into First Place Financial. Capitalized terms not defined herein shall have the meaning set forth in the merger agreement.

Under the terms of the merger agreement, each share of the Company's common stock issued and outstanding at the Effective Time of the merger will be converted into and exchanged for the right to receive 0.9615 shares of First Place Financial common stock; provided, if as of the calendar month ending immediately before the Effective Time (providing such Effective Time is after the 15th day of the month and if not the previous calendar month) the Company stockholders' equity is less than $5.7 million but not less than $5.2 million, the Per Share Stock Consideration ratio of 0.9615 shall be adjusted by 1.2 times the percentage by which the stockholders' equity is less than $5.7 million. If the Company's stockholders' equity declines below $5.2 million First Place Financial may terminate the merger. Cash will be paid in lieu of fractional shares.

Closing of the merger, which is expected to occur late in the second quarter of 2008, is subject to certain conditions. The merger agreement and the transactions contemplated thereby are subject to the approval of the stockholders of the Company, regulatory approvals and other customary closing conditions.

Note 6 - New Accounting Pronouncements

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

SFAS 157-b

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

SAB 109

Staff Accounting Bulletin No. 109 (SAB 109), "Written Loan Commitments Recorded at Fair Value Through Earnings" expresses the views of the staff regarding, written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff's views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, "Application of Accounting Principles to Loan Commitments." Specifically, the SAB revises the SEC staff's views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff's views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. SAB 109 did not have a material impact on the Company's financial statements.

FSP FAS 140-3

In February 2008, the FASB issued a FASB Staff Position (FSP) FAS 140-3, "Accounting for Transfers of Financial Assets and Repurchase Financing Transactions." This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one "linked" transaction. The FSP includes a "rebuttable presumption" that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

Note 7 - New Accounting Pronouncements Adopted

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

      The allowance for loan losses represents management's estimate of probable losses inherent in the loan portfolio. Determining the amount of the allowance is considered a critical accounting estimate because it requires significant judgment about the collectibility of loans and the factors that deserve consideration in estimating probable credit losses. The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using the past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Management evaluates the adequacy of the allowance at least quarterly. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant change.

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

COMPARISON OF RESULTS OF OPERATION FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

      GENERAL. Our net loss for the three months ended March 31, 2008 was $234,000 compared to a net loss of $124,000 for the three months ended March 31, 2007.

      The most significant factor contributing to the increase in net loss was due to additional professional and supervisory expenses relating to our proposed sale to First Place Financial partially offset by the reduction in compensation and benefits expense due to the resignation of the former chief executive and chief financial officers.

      INTEREST INCOME. Interest income decreased to $863,000 for the three months ended March 31, 2008 from $868,000 for the three months ended March 31, 2007. The primary reason for the decrease in interest income was a reduction in interest income on securities and other investments of $40,000 and a decrease in interest on fed funds sold of $10,000, offset by an increase in loan income of $45,000. The reduction in interest income on securities was primarily due to the decline in the average balance of securities of $3.9 million between the three months ended March 31, 2007 and the three months ended March 31, 2008. The increase in loan income was primarily due to an increase in the average balance of our loan portfolio of $4.4 million between the three months ended March 31, 2007 and the three months ended March 31, 2008. As we intend to increase our emphasis on residential mortgage and consumer lending, this trend of increasing interest-earning assets may continue. The weighted average yield on loans decreased from 6.05% for the three months ended March 31, 2007 to 5.86% for the three months ended March 31, 2008. The weighted average yield on securities increased from 4.54% for the three months ended March 31, 2007 to 4.84% for the three months ended March 31, 2008. Total average interest earning assets decreased $1.2 million from $60.0 million for the three months ended March 31, 2007 to $58.8 million for the three months ended March 31, 2008. The weighted average yield on interest earning assets increased 1 basis point from 5.79% for the three months ended March 31, 2007 to 5.80% for the three months ended March 31, 2008.

      INTEREST EXPENSE. Interest expense decreased $15,000 to $536,000 for the three months ended March 31, 2008 from $551,000 for the three months ended March 31, 2007. The decrease in interest expense was primarily attributed to a decrease in the average balance of outstanding deposits. Between the three months ended March 31, 2007 and the three months ended March 31, 2008, our average outstanding deposits decreased $513,000. Interest expense on deposits decreased $5,000 to $389,000 for the quarter ended March 31, 2008 from $394,000 for the quarter ended March 31, 2007. The average cost of deposits remained constant at 3.41% for the quarters ended March 31, 2007 and 2008. Interest expense on Federal Home Loan Bank advances decreased $10,000 to $147,000 for the three months ended March 31, 2008 from $157,000 for the three months ended March 31, 2007.

      NET INTEREST INCOME. Net interest income increased $10,000 to $327,000 for the three months ended March 31, 2008 from $317,000 for the three months ended March 31, 2007. Our net interest margin improved to 2.22% for the three months ended March 31, 2008 compared to 2.12% for the three months ended March 31, 2007.

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

      Based on management's evaluation of the above factors, a provision of $7,500 was made for the three months ended March 31, 2008 as compared to no provision made for the three months ended March 31, 2007. The amount of general allowance allocations made for smaller balance homogeneous loans has remained constant during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, primarily resulting from the performance of the portfolio, actual losses and recoveries. Loan charge-offs were $49,000 for the three months ended March 31, 2008, up from $5,000, for the three months ended March 31, 2007. The increase in loan charge-offs was due to two automobile loans that are in the process of being sold, which will result in recoveries during the upcoming quarter. Recoveries were $2,000 for the three months ended March 31, 2008, compared to $1,000 for the three-month period ended March 31, 2007.

      While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, our regulator, the Office of Thrift Supervision ("OTS"), as an integral part of their examination process, periodically reviews the allowance for loan losses and may require us to recognize additional provisions based on its judgment of information available at the time of the examination. The allowance for loan losses as of March 31, 2008 was maintained at a level that represents management's best estimate of probable incurred losses in the loan portfolio.

      NON-INTEREST INCOME. Non-interest income decreased $36,000 to $110,000 for the three months ended March 31, 2008 from $146,000 for the three months ended March 31, 2007. The overall decrease in non-interest income was attributed primarily to a gain on the sale of a pool of automobile loans in March, 2007, and the decline in servicing of loans.

      NON-INTEREST EXPENSE. Non-interest expense was $663,000 for the quarter ended March 31, 2008, compared to $587,000 for the same period in 2007. The increase was primarily due to an increase in professional and supervisory fees of $156,000, relating to our proposed sale to First Place Financial partially offset by a decrease in compensation and benefits expense of $58,000 and a decrease in advertising expense of $14,000 for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.

      INCOME TAX EXPENSE. No income tax expense or benefit was recognized for the three months ended March 31, 2008 and 2007.

COMPARISON OF RESULTS OF OPERATION FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND 2007

      GENERAL. Our net loss for the six months ended March 31, 2008 was $346,000 compared to a net loss of $308,000 for the six months ended March 31, 2007.

      The primary factor for the increase in net loss was additional professional and supervisory expenses relating to our proposed sale to First Place Financial. Within our own portfolio, we continued replacement of lower interest rate loans with higher interest rate loans over the six-month period ended March 31, 2008. Overall interest income and interest expense was comparable for the six months ended March 31, 2008 as compared to the same period in 2007. Non-interest income decreased for the six months ended March 31, 2008 as compared to the six months ended March 31, 2007 primarily as a result of having no gain on the sale of automobile loans during the six months ended March 31, 2008, a decline in service charges and a decline in income from the servicing of loans.

      INTEREST INCOME. Interest income increased slightly to $1.74 million for the six months ended March 31, 2008 from $1.72 million for the six months ended March 31, 2007. The primary reason for the slight increase in interest income were increases of $133,000 in loan income offset by reductions of $77,000 and $27,000 in security and investment income and interest on fed funds, respectively. The increase in loan income was primarily due to a net increase in the average balance of our loan portfolio of $2.7 million from the six months ended March 31, 2007 to the six months ended March 31, 2008. As we continue to increase our emphasis on residential mortgage and consumer automobile lending, this trend of increasing interest-earning assets may continue. The weighted average yield on loans increased from 5.99% for the six months ended March 31, 2007 to 6.09% for the six months ended March 31, 2008. The weighted average yield on securities increased to 5.01% for the six months ended March 31, 2008 from 4.56% for the six months ended March 31, 2007. Total average interest earning assets was $59.5 million for the six months ended March 31, 2008 and March 31, 2007, and the weighted average yield on interest earning assets increased 9 basis points from 5.77% for the six months ended March 31, 2007 to 5.86% for the six months ended March 31, 2008.

      INTEREST EXPENSE. Interest expense decreased $5,000 to $1.09 million for the six months ended March 31, 2008 from $1.10 million for the six months ended March 31, 2007. Interest expense declined slightly due to a decrease in the expense of borrowings of $15,000 to $300,000 for the six months ended March 31, 2008 from $315,000 for the six months ended March 31, 2007, offset by the increase of interest expense on deposits of $10,000 to $798,000 for the six months ended March 31, 2008 from $788,000 for the six months ended March 31, 2007. The average cost of deposits increased 7 basis points from 3.42% for the six months ended March 31, 2007 to 3.49% for the six months ended March 31, 2008.

      As interest rates stabilize, we expect interest expense will decrease and our cost of interest bearing liabilities will decrease as our deposits will reprice into lower rates as a result of the Federal Reserve's recent actions to reduce short term interest rates. Our average weighted cost of funds was 3.85% for the six months ended March 31, 2008 and 2007.

      NET INTEREST INCOME. Net interest income increased $33,000 to $646,000 for the six months ended March 31, 2008 from $613,000 for the six months ended March 31, 2007. The increase in net interest income was primarily the result of a continuing shift to loans from investments as described above and in part by decreasing interest rates for deposits. Our net interest margin has increased to 2.17% for the six months ended March 31, 2008 compared to 1.91% for the six months ended March 31, 2007.

      PROVISION FOR LOAN LOSSES. The Company establishes provisions for loan losses, which are charged to operations, at a level required to reflect probable and estimable credit losses in the loan portfolio. Based on management's evaluation of the factors previously discussed, a provision was made for the six months ended March 31, 2008 in the amount of $12,500 compared to a provision of $5,000 for the six months ended March 31, 2007. The increase in provision for loan losses was primarily attributable to management's ongoing assessment of risk within our loan portfolio. Based upon this assessment, management believes the current provision for loan losses to be adequate. The amount of general allowance allocations made for smaller balance homogeneous loans has remained constant during the six months ended March 31, 2008 primarily resulting from the performance of the portfolio, actual losses and recoveries. Loan charge-offs were $71,000 for the six months ended March 31, 2008, up from $5,000 for the six months ended March 31, 2007. The increase in loan charge-offs was primarily due to two automobile loans that are in the process of being sold, which will result in recoveries during the upcoming quarter. Recoveries were $4,000 for the six months ended March 31, 2008, compared to $1,000 for the six months ended March 31, 2007.

      While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, the OTS, as an integral part of its examination process, periodically reviews the allowance for loan losses and may require us to recognize additional provisions based on its judgment of information available at the time of the examination. The allowance for loan losses as of March 31, 2008 was maintained at a level that represents management's best estimate of probable incurred losses in the loan portfolio.

      NON-INTEREST INCOME. Non-interest income decreased $74,000 to $214,000 for the six months ended March 31, 2008 from $288,000 for the six months ended March 31, 2007. The overall decrease in non-interest income was attributed primarily to a decline in service charges of $21,000 and a decline in income from servicing of loans of $29,000. Additionally, there were no gains on the sale of automobile loans or commercial referral fees in the six months ended March 31, 2008 as compared to $31,000 for the six months ended March 31, 2007.

      NON-INTEREST EXPENSE. Non-interest expense declined $12,000 to $1.19 million for the six months ended March 31, 2008 as compared to $1.20 million during the comparable six-month period ended March 31, 2007. This decline was primarily due to a decline in compensation and benefits expense of $145,000 and a reduction of $19,000 in other expenses during the six months ended March 31, 2008 as compared to the six months ended March 31, 2007 because of the resignation of the former chief executive officer and chief financial officer offset by a large increase in professional and supervisory fees in the amount of $170,000 primarily relating to our proposed sale to First Place Financial.

      INCOME TAX EXPENSE. No income tax expense or benefit was recognized for the six months ended March 31, 2008 and 2007.

CHANGES IN FINANCIAL CONDITION FROM SEPTEMBER 30, 2007 TO MARCH 31, 2008.

      GENERAL. Total assets increased by $3.0 million, or 4.64%, to $68.5 million at March 31, 2008 from $65.5 million at September 30, 2007. The increase was attributed primarily to an overnight Federal Reserve Bank Discount Window advance of $3.0 million obtained in March 2008 which were utilized as a means to meet the consumer percentage of asset limitations as imposed by the Home Owner's Loan Act by increasing our assets.

      LOANS. Our loan portfolio increased $735,000 from $42.0 million at September 30, 2007 to $42.8 million at March 31, 2008, as a result of increased residential mortgage lending.

      The allowance for loan losses was $124,000 at March 31, 2008 or 0.29% of loans, compared to $166,000, or 0.39% of loans at September 30, 2007. The allowance for loan losses consists of general allowance allocations made for pools of homogeneous loans and specific allowances on individual loans for which management has significant concerns regarding the borrowers' ability to repay the loans in accordance with the terms of the loans. Non-performing loans totaled $232,000 at March 31, 2008 and $125,000 at September 30, 2007,
respectively. This increase in non-performing loans was due to the addition of two small mortgage loans. Payment arrangements have been made on both of these loans and management anticipates that they will be removed from this category in the near future. In determining the amount of allowance for loan loss allocations needed for non-performing loans, management has considered expected future borrower cash flows and the fair value of underlying collateral.

      DEPOSITS. Total deposits increased by $405,000, or 0.88%, to $46.5 million at March 31, 2008 from $46.1 million at September 30, 2007. Time deposits increased $932,000 during the same period primarily as a result of the certificate of deposit promotion conducted in the three months ended March 31, 2008.

      BORROWINGS. Federal Home Loan Bank advance balances were $11.5 million at March 31, 2008 and $11.0 million at September 30, 2007. Short-term advances increased $3.0 million during the quarter ended March 31, 2008 to fund loan acquisitions and were utilized as a means to meet consumer percentage of asset limitations as imposed by the Home Owner's Loan Act by increasing our assets. We expect that Federal Home Loan Bank advances will continue to provide the Company with an additional funding source to meet the needs of its lending activities.

      SHAREHOLDERS' EQUITY. Total consolidated shareholders' equity for the Company decreased $334,000, or 5.44%, to $5.8 million at March 31, 2008 from $6.1 million at September 30, 2007. The decrease in equity was primarily the result of our net operating loss of $346,000 for the six-month period ended March 31, 2008.

      CAPITAL RESOURCES. At March 31, 2008, capital at the Bank totaled $5.8 million. Management monitors the capital levels of the Bank to provide for current and future business opportunities and to meet regulatory guidelines for "well-capitalized" institutions.

      The Bank is required by the OTS to meet minimum capital adequacy requirements and at March 31, 2008 was classified as well capitalized. The Bank's actual and required levels of capital as reported to the OTS at March 31, 2008 are as follows:

                                                                                                          TO BE WELL
                                                                                                      CAPITALIZED UNDER
                                                                                   FOR CAPITAL        PROMPT CORRECTIVE
                                                               ACTUAL           ADEQUACY PURPOSES     ACTION PROVISIONS
                                                         ------------------    ------------------    ------------------
                                                          AMOUNT     RATIO      AMOUNT     RATIO      AMOUNT     RATIO
                                                         --------   -------    --------   -------    --------   -------
                                                                             (DOLLARS IN THOUSANDS)
As of March 31, 2008
--------------------
Total capital (to risk weighted assets)..............    $  5,551    13.94%    $  3,186     8.00%    $  3,982     10.0%
Tier 1 (core) capital (to risk weighted assets)......    $  5,427    13.63%    $  1,593     4.00%    $  2,389      6.0%
Tier 1 (core) capital (to adjusted total assets).....    $  5,427     7.98%    $  2,722     4.00%    $  3,402      5.0%

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

      In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. At March 31, 2008, Ohio Central Savings had a total borrowing capacity of $14.7 million with the Federal Home Loan Bank of Cincinnati. Additionally, Ohio Central Savings has access to the Federal Reserve Bank of Cleveland discount window for borrowing. The available line at the discount window as of March 31, 2008 was $18.5 million.

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

ITEM 3 - Controls and Procedures

      An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2008 Based on such evaluation, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

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

                                 March 31, 2008

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

                                 March 31, 2008

                           PART II - OTHER INFORMATION

                                   Signatures



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        OC FINANCIAL, INC.
                                        (Registrant)




Date: May 20, 2008                      /s/ Diane M. Gregg
                                        ----------------------------------------
                                        Diane M. Gregg
                                        President and Chief Executive Officer